Form 10-Q
period 2018-10-31
Lux Amber, Corp.
filed 2018-12-17
CIK 1740695

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-225545

LUX AMBER, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5999 (Primary Standard Industrial Classification Number)	98-1414834 (IRS Employer Identification Number)

Shaoyaoju Beili 207 Beijing 100029 China
702 425-3256
(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No[  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

At October 31, 2018, the number of shares of the Registrant’s common stock outstanding was 2,000,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUX AMBER, CORP.
BALANCE SHEET

	October 31, 2018	April 30, 2018
	(Unaudited)	(Audited)
ASSETS

Cash	$-	$-
Total current assets	-	-

Developed website, net	13,692	14,892

Total Assets	$13,692	$14,892

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$6,750	$15,000
Interest Payable	125	-
Director loan	8,955	899
Accrued Expenses	2,000	4,500
Total current liabilities	17,830	20,399

Long-term note payable	15,000	-

Total Liabilities	32,830	20,399

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,000,000 shares issued and outstanding	200	200
Additional paid-in-capital	-	-
Accumulated deficit	(19,338)	(5,707)
Total Stockholders’ Equity (Deficit)	(19,138)	(5,507)

Total Liabilities and Stockholders’ Equity	$13,692	$14,892

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ending October 31, 2018	Six months ended October 31, 2018

Revenue	$-	$-

General and administrative expenses	7,605	13,506

Income (loss) from operations	(7,605)	(13,506)

Other income (expenses)
Interest expenses	(125)	(125)

Net income (loss) from operations	(7,730)	(13,631)

Income (Loss) before taxes	(7,730)	(13,631)

Provision for taxes	-	-

Net income (loss)	$(7,730)	$(13,631)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,000,000	2,000,000

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
STATEMENT OF CASH FLOWS
(Unaudited)

Six months ended October 31, 2018
Operating Activities
Net income (loss)	$(13,631)
Adjustments to reconcile net loss to net cash in operating activities
Amortization	1,200
Changes in assets and liabilities
Accounts payable	6,250
Interest payable	125
Accrued Expenses	(2,000)
Net cash used in operating activities	(8,056)

Financing Activities
Director loan	8,056
Net cash provided by financing activities	8,056

Net increase in cash and equivalents	-

Cash and equivalents at beginning of the period	-

Cash and equivalents at end of the period	$-

Supplemental cash flow information:

Cash paid for:
Interest	$-
Taxes	$-

Non-Cash Investing Activities
Accounts payable transferred to notes payable	$15,000

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED October 31, 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Lux Amber, Corp. (referred as the “Company”, “we”, “our”) was incorporated in the State of Nevada and established on January 19, 2018. We are a development-stage company formed to commence operations to provide jewelry design service.
Our office is located at Shaoyaoju Beili 207, 712 Beijing China 100029.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $19,338 at October 31, 2018. The Company has not generated any revenues with a cash balance of $0 at October 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company’s year-end is April 30.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since Inception has been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

The Company does not have any cash as of October 31, 2018.

Property, Plant and Equipment

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The estimated useful lives as follows:

Capitalized software development  5 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We evaluate the recoverability of our long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

We have purchased a website where we will generate revenues by providing jewelry designing services through the website. We plan to hire web designer to help us with the design and improvement our website.

In 2014, the FASB issued guidance on revenue recognition (“ASC 606”), with final amendments issued in 2016. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

The Company’s jewelry design services are considered to be one performance obligation, therefore revenue is recognized when services have been provided as each performance obligation is satisfied.

As of October 31, 2018, the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of October 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU No. 2015-14, which amended the standard as to effective date. The ASU provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB also issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Identifying Performance Obligations and Licensing; ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which amend ASU No. 2014-09. These amendments include clarification of principal versus agent guidance in situations in which a revenue transaction involves a third party in providing goods or services to a customer. In such circumstances, an entity must determine whether the nature of its promise to the customer is to provide the underlying goods or services (i.e., the entity is the principal in the transaction) or to arrange for the third party to provide the underlying goods or services (i.e., the entity is the agent in the transaction). The amendments clarify, in terms of identifying performance obligations, how entities would determine whether promised goods or services are separately identifiable from other promises in a contract and, therefore, would be accounted for separately. The guidance allows entities to disregard goods or services that are immaterial in the context of a contract and provides an accounting policy election to account for shipping and handling activities as fulfillment costs rather than as additional promised services. With regard to licensing, the amendments clarify how an entity would evaluate the nature of its promise in granting a license of intellectual property, which determines whether the entity recognizes revenue over time or at a point in time. The amendments also address implementation issues relative to transition (adding a practical expedient for contract modifications and clarifying what constitutes a completed contract when employing full or modified retrospective transition methods), collectability, noncash consideration, and the presentation of sales and other similar-type taxes (allowing entities to exclude sales-type taxes collected from transaction price). Finally, the amendments provide additional guidance in the areas of disclosure of performance obligations, provisions for losses on certain types of contracts, scoping, and other areas. Overall, ASU No. 2014-09, as amended, provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. The Company has adopted the ASU and the Company has concluded that it will utilize the modified retrospective method of adoption. The adoption of the ASU does not have a material impact on its results of operations and financial condition.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available-for-sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. This provision does not apply to derivative instruments required to be measured at fair value with changes in fair value recognized in current earnings. For the Company, this standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. Because the Company has historically held limited amounts of equity securities (less than $75 million in aggregate at December 31, 2017), and has not elected the FVO with respect to material financial liabilities, it does not expect this standard to have a material impact on its consolidated results of operations and financial condition.

In February 2016, the FASB issued ASU No. 2016-02, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a sales-type and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. For the Company, the ASU is effective January 1, 2019. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	October 31, 2018	April 30, 2018

Website Development	$15,000	$15,000
Amortization	(1,308)	(108)
Total, net	$13,692	$14,892

Amortization expense for the six months ended October 31, 2018 was $1,200.

Initial phases of design and development of the website have been completed and placed in service.

Note 5 – NOTE PAYABLE

On September 27, 2018, the Company entered into a promissory note agreement in the amount of $15,000 with Guo Zhen for the website development services payable. The note has an interest rate of 10% with a maturity date of September 27, 2020. The interest is payable on the first day of each month commencing the first month after the date of the Note.

The interest expense was $125 for the six months ended October 31, 2018.

Note 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2018, the Company owed $899 to the Company’s sole director, Yulia Baranets for the Company’s working capital purposes.

Ms. Baranets also provides services to the Company for which she is compensated for $1,500 per month. As of October 31, 2018, the outstanding accounts payable amount to Ms. Baranets was $6,750 which is included in accounts payable.

The amounts above are non-interest bearing, due upon demand and unsecured.

Note 7 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 20, 2018 the Company issued 2,000,000 shares of common stock to a director for services rendered estimated to be $200 at $0.0001 per share.

There were 2,000,000 shares of common stock issued and outstanding as of October 31, 2018.

Note 8 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Yuliia Baranets, has agreed to provide her own premise under office needs. She will not take any fee for these premises, it is for free use.

Note 9 – INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

October 31, 2018

Tax benefit (expenses) at U.S. statutory rate	$(4,061)
Change in valuation allowance	4,061
Tax benefit (expenses), net	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

October 31, 2018

Net operating loss	$4,061
Valuation allowance	(4,061)
Deferred tax assets, net	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

October 31, 2018

Balance-Beginning	$1,198
Increase/(Decrease) in Valuation allowance	2,862
Balance-Ending	$4,061

The Company has accumulated approximately $19,338 of net operating losses (“NOL”) carried forward to offset future taxable income indefinitely, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2018 to the date these financial statements were issued on December 13, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

In November and December 2018, the Companyhas issued 517,500 of common shares to 16shareholders at $0.02 per share for a total price of $10,350.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations for Three and Six Months Ended October 31, 2018

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three and six months ended October 31, 2018 are summarized as follows:

	Three Months Ended October 31, 2018	Six Months Ended October 31, 2018

Revenue	-	-
General and administrative	7,605	13,506
Total Operating Expenses	$7,605	$13,506

 We have generated no revenue to date of this quarterly report.

Three Months Ended October 31, 2018

We have incurred expenses of $7,605 for professional fees and $125 for interest expenses for the three months ended October 31, 2018, respectively.

Six Months Ended October 31, 2018

We have incurred expenses $13,506 for professional fees and $125 for interest expenses for the six months ended October 31, 2018, respectively.

Liquidity and Financial Condition

Working Capital

	At October 31, 2018	At April 30, 2018

Current assets	$13,692	$14,892
Current liabilities	17,830	20,399
Working capital (deficit)	$(4,138)	$(5,507)

Our total current assets as of October 31, 2018 were $13,692 as compared to total current assets of $14,892 as of April 30, 2018. Our total current liabilities as of October 31, 2018 were $17,830 as compared to total current liabilities of $20,399 as of April 30, 2018. The increase in current liabilities was attributed to accounts payable and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying ourApril 30, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during thesix-month period ended October 31, 2018that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*
Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lux Amber, Corp.

Dated: December 17, 2018	By: /s/ Yuliia Baranets
Yuliia Baranets, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)