Form 10-Q
period 2019-01-31
Lux Amber, Corp.
filed 2019-03-18
CIK 1740695

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

At January 31, 2019, the number of shares of the Registrant’s common stock outstanding was 2,872,500.

LUX AMBER, CORP.
BALANCE SHEET

	January 31, 2019	April 30,2018
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$11,620	$-
Total current assets	11,620	-

Developed website, net	13,092	14,892

Total Assets	$24,712	$14,892

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$11,250	$15,000
Director loan	9,670	899
Interest payable	500
Accrued Expenses	2,000	4,500
Total current liabilities	23,420	20,399

Long-term note payable	15,000	-
Total Liabilities	38,420	20,399

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized;
2,872,500 and 2,000,000 shares issued and outstanding respectively;	287	200
Additional paid-in-capital	17,363	-
Accumulated deficit	(31,358)	(13,506)
Total Stockholders’ Equity (Deficit)	13,708	(5,507)

Total Liabilities and Stockholders’ Equity	$24,712	$14,892

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended January 31, 2019	Nine months ended January 31, 2019

Revenue	$-	$-

General and administrative expenses	11,645	25,151

Income (loss) from operations	(11,645)	(25,151)

Other Income expenses
Interest Expenses	(375)	(500)
Provision for taxes	-	-

Net income (loss)	$(12,020)	$(25,651)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,412,225	2,136,409

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
STATEMENT OF CASH FLOWS
(Unaudited)

Nine months ended January 31, 2019
Operating Activities
Net loss	$(25,651)
Adjustments to reconcile net loss to net cash in operating activities
Amortization	1,800
Changes in assets and liabilities	-
Accounts payable	(3,750)
Interest Payable	500
Accrued Expenses	(2,500)
Net cash used in operating activities	(29,601)

Financing Activities
Director loan	8,771
Proceeds from issuance of capital stock	17,450
Proceeds from borrowing	15,000
Net cash provided by financing activities	41,221

Net increase in cash and equivalents	11,620

Cash and equivalents at beginning of the period	-

Cash and equivalents at end of the period	$11,620

Supplemental cash flow information:

Cash paid for:
Interest	$-
Taxes	$-

Non-Cash Investing Activities
Accounts payable transferred to notes payable	$15,000

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED January 31, 2019

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

As reflected in the financial statements, the Company had an accumulated deficit of $31,358 at January 31, 2019. The Company has not generated any revenues with a cash balance of $11,620 at January 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash and cash equivalents.

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

The Company’s jewelry design services are considered to be one performance obligation; therefore, revenue is recognized when services have been provided as each performance obligation is satisfied.

As of Janaury 31, 2018, the Company has not generated any revenue.

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

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	January 31, 2019	April 30, 2018

Website Development	$15,000	$15,000
Amortization	(1,908)	(108)
Total, net	$13,092	$14,892

Amortization expense for the nine months ended January 31, 2019 was $1,800.

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

The interest expense was $500 for the nine months ended October 31, 2018.

Note 6 – RELATED PARTY TRANSACTIONS

As of January 31, 2019, the Company owed $9,670 to the Company’s sole director, Yulia Baranets for the Company’s working capital purposes.

Ms. Baranets also provides services to the Company for which she is compensated for $1,500 per month. As of January 31, 2019, the outstanding accounts payable amount to Ms. Baranets was $11,250 which is included in accounts payable.

The amounts above are non-interest bearing, due upon demand and unsecured.

Note 7 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 20, 2018 the Company issued 2,000,000 shares of common stock to a director for services rendered estimated to be $200 at $0.0001 per share.

During three months ended January 31, 2019, the Company issued 872,500 of common shares at $0.02 per share for a total price of $17,450.

There were 2,872,500 shares of common stock issued and outstanding as of January 31, 2019.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

January 31, 2019

Tax benefit (expenses) at U.S. statutory rate	$(6,585)
Change in valuation allowance	6,585
Tax benefit (expenses), net	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

January 31, 2019

Net operating loss	$5,387
Valuation allowance	(5,387)
Deferred tax assets, net	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

January 31, 2019

Balance-Beginning	$1,198
Increase/(Decrease) in Valuation allowance	5,387
Balance-Ending	$6,585

The Company has accumulated approximately $31,358 of net operating losses (“NOL”) carried forward to offset future taxable income indefinitely, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2019 to the date these financial statements were issued on March 15, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements.

In February, the Company issued 277,500 common shares to 8 shareholders at $0.02 per share for a total price of $5,500.

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

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations for Three and Nine Months Ended January 31, 2019

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three and nine months ended January 31, 2019 are summarized as follows:

	Three Months Ended January 31, 2019	Nine Months Ended January 31, 2019
Revenue	-	-
General and administrative	$11,645	$25,151
Total Operating Expenses	$11,645	$25,151

Three Months Ended January 31, 2019

We have incurred expenses of $11,645 for professional fees and $375 for interest expenses for the three months ended January 31, 2019, respectively.

Nine Months Ended January 31, 2019

We have incurred expenses $25,151 for professional fees and $500 for interest expenses for the nine months ended January 31, respectively.

Liquidity and Financial Condition

Working Capital

	At January 31, 2019	At April 30, 2018

Current assets	$11,620	$14,892
Current liabilities	(23,420)	(20,399)
Working capital (deficit)	$(11,800)	$(5,507)

Our total current assets as of January 31, 2019 were $11,620 as compared to total current assets of $14,892 as of April 30, 2018. Our total current liabilities as of January 31, 2019 were $23,420 as compared to total current liabilities of $20,399 as of April 30, 2018. The increase in current liabilities was attributed to accounts payable and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our April 30, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lux Amber, Corp.

Dated: March 15, 2019	By: /s/ Yuliia Baranets
Yuliia Baranets, Chief Executive Officer andChief Financial Officer (Principal Executive Officer and Principal Financial Officer)