Form 10-K
period 2019-04-30
Lux Amber, Corp.
filed 2019-07-15
CIK 1740695

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ☐
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the years ended April 30, 2019

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-225545

LUX AMBER, CORP.
(Exact name of registrant as specified in its charter)

Nevada	EIN 98-1414834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Shaoyaoju Beili 207 Beijing, China	100029
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 702 425-3256

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act: Common stock

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐  Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☒  Yes   ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 30, 2019, the number of shares of the Registrant’s common stock outstanding was 3,150,000.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Lux Amber, Corp. was incorporated in the State of Nevada on January 19, 2018. The Company has no revenue; it possesses minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations concerned with the design of jewelry.  We have developed our business plan and purchased a website. We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our business office is located at Shaoyaoju Beili 207, Beijing 100029. Our telephone number is 702 425-3256.

Our Business

We plan to provide a new type of service, involving the customer at the very beginning stage - at the design stage. We will provide a user-friendly program that makes it simple and stimulating for the customer to design the type of jewelry they desire. Once we are up and running we intend to offer our services to clients in China.

We plan to work primarily with Amber, which is a versatile material, easy to make different designs from and we intend to provide several basic types of jewelry items: Bracelets, Necklaces, Beads, Chaplets, Pendants.
We offer a customized design process to our customers

Potential clients

Our potential clients will include fashion designers, jewelery sellers, jewelery manufacturers and individual customers. We intend to participate in local and national jewelery design competitions in order to partake in high profile projects and spread the business in China and other countries when and if we have available funds to expand our business.

Competition and potential customers

Attracting customers will be critical to our ability to grow our business. At this stage we are a new and un-established company, we have a weak competitive position in the industry and have not yet earned any revenue. We need capital to carry out our current business plan. We also anticipate that we will require additional financing in order to execute our business plan. We may not have sufficient financing to sustain our current operations. Our sole officer and director, Yuliia Baranets, has agreed to loan the company funds to sustain our current operations. However, Mrs. Baranets has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Many of the companies with whom we compete have greater financial and technical resources than those available to us. It is uncertain whether services offered by us will achieve and sustain high demand and market acceptance.

On the scale of high/medium/low, the competition on the Chinese market can be evaluated as a high. There are several large well-established companies, which provide similar service, such as: B&G Industrial Co. Ltd., Beijing Chang Tai Hong Trading Co, Ltd. and some other companies that sell amber.  That is why we plan to concentrate in the customer-led designing field. Our competitors include all services in jewelry design throughout China. In order to be more successful, we will provide a new vision of modern amber jewelry designs, which are characterized by using unusual forms, colors and patterns of our stone bijoux.

We plan to cooperate with direct manufacturers of amber jewelry which seek the help of designing their products. Such as – “Amber Jewelry Co,Ltd.” and “Shenzhen Jing Qi Jewelry Ltd.”. In addition, we plan to advertise in jewelry stores and shopping malls.

Marketing

Our sole officer and director, Yuliia Baranets, will be responsible for the marketing of our services. The marketing and advertising will be targeted to small businesses, fashion designers, jewelry sellers and jewelry manufacturers and various sectors, which have need of amber design. Our methods of communication will include: phone calls, email, and regular mail. We will ask our satisfied clients for referrals. We will also promote our services through word of mouth. We will be targeting clients in China. We plan to use our website to advertise and sell our services. One of the most powerful aspects of online marketing is the ability to target our chosen group with a high degree of accuracy and cost-effective way. Therefore, we have plans to hire a marketing company which will help us to use the following online marketing tools to direct traffic to our website and identify potential:

Banner advertising: New technologies have given to online advertisement customization capabilities when it comes to banner advertising. Advertisers now have the ability to have their banner ads appear on pages devoted to certain types of content. We can have our ad appear on a site only when it is presenting an article on the amber industry.

Organic Search: The remainder of the search results page is made up of organic or “natural” search results. These listings are generated based on the HTML tags and relevant content found in a website. By specifically tailoring these elements, we can focus on particular audiences in a similar fashion as Pay-Per-Click.

Utilization of the website: We have purchased a website. We intend to attract traffic to our website by a variety of online marketing tactics mentioned above. We will also promote our services through word of mouth and use internet promotion tools on Facebook, Instagram and Twitter and also Chinese social networks to advertise our company and create links to our website. To enhance advertising of our services we plan to keep improving and developing our website to make it as “user friendly” as possible.

Contracts

We have executed a Consulting Agreement with our sole officer and director Yuliia Baranets. Agreement is filed as Exhibit to this Registration Statement.

Employees

We are a development stage company and currently have no employees, other than our sole officer, Yuliia Baranets.

Offices

Our business office is located at Shaoyaoju Beili 207, Beijing 100029, China and our phone number is 702-425-3256.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of April 30, 2019, no shares of our common stock have traded.

Number of Holders

As of April 30, 2019, the 3,150,000 issued and outstanding shares of common stock were held by a total of 37 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2019 and 2018.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations for Years Ended April 30, 2019 and 2018

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the years ended April 30, 2019 and 2018 are summarized as follows:

	Year Ended April 30, 2019	Year Ended April 30, 2018
Revenue	$-	$-
General and administrative	47,880	5,707
Total Operating Expenses	$47,880	$5,707

We have incurred expenses of $47,880 and $5,707 for professional fees, bank fees, interest fees and amortization. We recognized an impairment loss of our website of $15,000 because the asset is underperforming relative to the projected future operating results, and the asset is customized built to the Company’s requirement which is expected to have little or no demands from the market.

Liquidity and Financial Condition

Working Capital

	At April 30, 2019	At April 30, 2018

Current assets	$14,215	$14,892
Total liabilities	(45,477)	(20,399)
Working capital (deficit)	$(18,770)	$(5,507)

Our total current assets as of April 30, 2019 were $14,215 as compared to total current assets of $14,892 as of April 30, 2018. Our total liabilities as of April 30, 2019 were $45,477 as compared to total liabilities of $20,399 as of April 30, 2018. The increase in current liabilities was attributed to accounts payable and director loan.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the fiscal year ended April 30, 2019, net cash flows used in operating activities was ($32,738). Cash flows from operating activities for the fiscal year ended April 30, 2018 was ($899).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the fiscal year ended April 30, 2019, net cash from financing activities was $46,953 consisting of director loan $8,953 and proceeds from sale of capital stock $23,000 and proceeds from borrowing 15,000.  For the fiscal year ended April 30, 2018, net cash from financing activities was $899 consisting of director loan $899.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our April 30, 2019 and April 30, 2018 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

LUX AMBER, CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Lux Amber Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lux Amber Corp. (the Company) as of April 30, 2019, and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for the year ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ JLKZ CPA LLP

JLKZ CPA LLP.
Flushing, New York
July 9, 2019

We have served as the Company’s auditor since 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Lux Amber, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lux Amber, Corp. (the Company) as of April 30, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the period from January 19, 2018 (Inception) to April 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for each of the for the period from January 19, 2018 (Inception) to April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Jimmy P. Lee, CPA P.C.

Jimmy P. Lee, CPA P.C.
Flushing, New York
June 7, 2018

We have served as the Company’s auditor since May 9, 2018

LUX AMBER, CORP.
BALANCE SHEET

	April 30, 2019	April 30, 2018
ASSETS

Cash and cash equivalents	$14,215	$-
Total Current Assets	14,215	-

Developed website, net	-	14,892

Total Assets	$14,215	$14,892

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities

Current Liabilities
Accounts Payable	$15,750	$15,000
Interest payable	875
Accrued Expenses	4,000	4,500
Director loan	9,852	899
Total Current Liabilities	30,477	20,399

Long-term note payable	15,000	-

Total Liabilities	45,477	20,399

Stockholders’ Equity (Deficit)
Common stock, par value $0.0001; 75,000,000 shares authorized,
3,150,000 and 2,000,000 shares issued and outstanding respectively;	315	200
Additional paid in capital	22,885	-
Accumulated deficit	(54,462)	(5,707)
Total Stockholders’ Equity	(31,262)	(5,507)

Total Liabilities and Stockholders’ Equity	$14,215	$14,892

See accompanying notes to the financial statements.

LUX AMBER, CORP.
STATEMENTS OF OPERATIONS

	Year ended	Year ended
	April 30, 2019	April 30, 2018

Revenues	$-	$-

General and Administrative Expenses	47,880	5,707
Income (loss) from operations	(47,880)	(5,707)

Other Income Expenses
Interest Expenses	(875)	-

Provision for taxes	-	-

Net Income/Loss	$(48,755)	$(5,707)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	3,150,000	2,000,000

See accompanying notes to the financial statements.

LUX AMBER, CORP.
STATEMENT OF STOCKHOLDER EQUITY

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, January 19, 2018	-	$-	$-	$-	$-

Shares issued for compensation at $0.0001 per share	2,000,000	200	-	-	200

Net loss for the year ended April 30, 2018	-	-	-	(5,507)	(5,507)

Balance, April 30, 2018	2,000,000	$200	$-	$(5,507)	$(5,507)

Shares issued for compensation at $0.02 per share	1,150,000	115	22,885	-	23,000

Net loss for the year ended April 30, 2019	-	-	-	(48,755)	(48,755)

Balance, April 30, 2019	3,150,000	$315	$22,885	$(54,462)	$(31,262)

See accompanying notes to the financial statements.

LUX AMBER, CORP.
STATEMENTS OF CASH FLOWS

	Year ended April 30, 2019	Year ended April 30, 2018
Operating Activities
Net loss	$(48,755)	$(5,707)
Adjustmenmts to reconcile net loss to net cash in operating activities:
Impairment loss on intangible assets	12,492	-
Amortization	2,400	108
Changes in assets and liabilities:
Stock Compensation	-	200
Accrued Expenses	-	4,500
Accounts Payable	250	-
Interest Payable	875
Net cash used in operating activities	(32,738)	(899)

Financing Activities
Proceeds from sale of capital stock	23,000	-
Proceeds from borrowing	15,000	-
Director loan	8,953	899
Net cash provided by financing activities	46,953	899

Net increase in cash and equivalents	$14,215	$-

Cash and equivalents at beginning of the period	-	-

Cash and equivalents at end of the period	$14,215	$-

Supplemental Cash Flow Information:
Interest	$-	$-
Taxes	$-	$-

Non-Cash Financing Activities
Accounts payable transferred to notes payable	$15,000	$-

See accompanying notes to the financial statements.

LUX AMBER, CORP.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2019 and 2018

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

As reflected in the financial statements, the Company had an accumulated deficit of $54,462 at April 30, 2019 compared to $5,707 at April 30, 2018, and a net loss of $48,755 at April 30, 2019 compared to $5,707 since inception to April 30, 2018. The Company has not generated any revenues with a cash balance of $0 at April 30, 2019 and 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of April 30, 2019, the Company has not generated any revenue.

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

As of April 30, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	April 30, 2019	April 30, 2018

Website Development	$15,000	$15,000
Amortization	(2,508)	(108)
Impairment loss	(12,492)	-
Total, net	$-	$14,892

Amortization expense for the years ended April 30, 2019 and 2018 was $2,400 and $108, respectively.

The Company has recognized an impairment loss of $12,492 for the years ended April 30, 2019 on the website because the asset is underperforming relative to the projected future operating results, and the asset is customized built to the Company’s requirement which is expected to be stagnant with little or no demands from the market.

NOTE 5 – NOTE PAYABLE

On September 27, 2018, the Company entered into a promissory note agreement in the amount of $15,000 with Guo Zhen for the website development services payable. The note has an interest rate of 10% with a maturity date of September 27, 2020. The interest is payable on the first day of each month commencing the first month after the date of the Note.

The interest expense was $875 for the nine months ended April 30, 2019.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2019, the Company owed $9,852 to the Company’s sole director, Yulia Baranets for the Company’s working capital purposes.

Ms. Baranets also provides services to the Company for which she is compensated for $1,500 per month. As of April 30, 2019, the outstanding accounts payable amount to Ms. Baranets was $15,750 which is included in accounts payable.

The amounts above are non-interest bearing, due upon demand and unsecured.

NOTE 7 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 20, 2018 the Company issued 2,000,000 shares of common stock to a director for services rendered estimated to be $200 at $0.0001 per share.

During the year ended April 30, 2019, the Company issued 1,150,000 of common shares at $0.02 per share for a total price of $23,000.

There were 3,150,000 shares of common stock issued and outstanding as of April 30, 2019.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Yuliia Baranets, has agreed to provide her own premise under office needs. She will not take any fee for these premises.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

	April 30, 2019	April 30, 2018

Tax benefit (expenses) at U.S. statutory rate	$11,437	$1,198
Change in valuation allowance	(11,437)	(1,198)
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	April 30, 2019	April 30, 2018

Net operating loss	$10,239	$1,198
Valuation allowance	(10,239)	(1,198)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	April 30, 2019	April 30, 2018

Balance-Beginning	$1,198	$-
Increase/(Decrease) in Valuation allowance	10,239	1,198
Balance-Ending	$11,437	$1,198

The Company has accumulated approximately $54,462 of net operating losses (“NOL”) carried forward to offset future taxable income indefinitely, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2019 to the date these financial statements were issued on May 10, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.
We did not maintain appropriate cash controls – As of April 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at April 30, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Yuliia Baranets	32	President, Chief Financial Officer, Chief Executive Officer, Sole Director
Shaoyaoju Beili 207, 712
Beijing
China 100029

Biographical Information and Background of officer and director

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Education, extensive experience and qualifications of our director Yuliia Baranets in a position of freelance designer, sales manager, freelance marketing manager and leading number other companies, brought us to conclusion that she is qualified for the position for a director of our company.

Yuliia Baranets has been holding the above stated positions since the inception of the Company and is expected to hold them until the next annual meeting of our stockholders. Thereby, Mrs. Baranets is currently the sole officer/Director and control person of Lux Amber, Corp.

Mrs. Baranets has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on January 19, 2018. She has worked in marketing and design industry for the last seven years and during this time Mrs. Baranets has been planning formation and operation of Lux Amber, Corp. Her specific knowledge, qualifications and skills have led to our conclusion that Mrs. Baranets is a suitable person to develop our business. She has been a freelance designer for mainly Chinese clients. Her customers included various businesses, personal friends and design agencies. Her duties included the following business activities: liaising with clients to determine their requirements and budget, print and production, planning and budgeting for marketing campaigns, developing concepts, graphics and layouts arrangement for product illustrations, company logos creation and website design and development.

Audit Committee

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Significant Employees

We have no employees other than our Treasurer and a sole director, Yuliia Baranets; he currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President from inception on January 19, 2018 until April 30, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Yuliia Baranets,	2019	0	0	0	0	0	0	0	0
President, CEO, CFO

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Change of Control

As of April 30, 2019, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2019 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Yuliia Baranets	2,000,000 shares of common stock (direct)	63%
	Shaoyaoju Beili 207, 712
	Beijing
	China 100029

The percent of class is based on 3,150,00 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2019, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the year ended April 30, 2019.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lux Amber, Corp.

Dated: July 15, 2019	By: /s/ Yuliia Baranets
Yuliia Baranets, President and Chief Executive Officer and Chief Financial Officer