Form 10-Q
period 2019-07-31
Lux Amber, Corp.
filed 2019-09-09
CIK 1740695

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

LUX AMBER, CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-1414834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Shaoyaoju Beili 207 Beijing, China	100029
(Address of principal executive offices)	(Zip Code)

702 425-3256
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At September 3, 2019, the number of shares of the Registrant’s common stock outstanding was 3,150,000.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LUX AMBER, CORP.
BALANCE SHEET

	July 31, 2019	April 30, 2019
		(Audited)
ASSETS

Cash and cash equivalents	$7,680	$14,215
Total current assets	7,680	14,215

Developed website, net	-	-
Impairment loss	-	-

Total Assets	$7,680	$14,215

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$20,250	$15,750
Director loan	10,022	9,852
Interest payable	1,250	875
Accrued Expenses	2,000	4,000
Total current liabilities	33,522	30,477

Long-term note payable	15,000	15,000

Total Liabilities	48,522	45,477

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized;
3,150,000 shares issued and outstanding;	315	315
Additional paid-in-capital	22,885	22,885
Accumulated deficit	(64,042)	(54,462)
Total Stockholders’ Equity (Deficit)	(40,842)	(31,262)

Total Liabilities and Stockholders’ Equity	$7,680	$14,215

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended July 31, 2019	Three months ended July 31, 2018

Revenue	$-	$-

General and administrative expenses	9,205	5,901

Income (loss) from operations	(9,205)	(5,901)

Other Income expenses
Interest Expenses	(375)	-
Provision for taxes	-	-

Net income (loss)	$(9,580)	$(5,901)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	3,150,000	2,000,000

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
STATEMENT OF STOCKHOLDER EQUITY

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, April 30, 2018 (Audited)	2,000,000	$200	$-	$(5,507)	$(5,507)

Shares issued for compensation at $0.02 per share	1,150,000	115	22,885	-	23,000

Net loss for the year ended April 30, 2019	-	-	-	(48,755)	(48,755)

Balance, April 30, 2019 (Audited)	3,150,000	315	22,885	(54,462)	(31,262)

Net loss for the quarter ended July 31, 2019	-	-	-	(9,580)	(9,580)

Balance, July 31, 2019 (Unaudited)	3,150,000	$315	$22,885	$(64,042)	$(40,842)

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended July 31, 2019	Three months ended July 31,2018
Operating Activities
Net income (loss)	$(9,580)	$(5,901)
Adjustments to reconcile net loss to net cash in operating activities
Amortization	-	600
Changes in assets and liabilities	-	-
Accounts payable	4,500	2,250
Interest Payable	375	-
Accrued Expenses	(2,000)	(2,500)
Net cash used in operating activities	(6,705)	(5,551)

Financing Activities
Proceeds from director loan	170	5,551
Net cash provided by financing activities	170	5,551

Net increase in cash and equivalents	(6,535)	-

Cash and equivalents at beginning of the period	14,215	-

Cash and equivalents at end of the period	$7,680	$-

Supplemental cash flow information:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2019
(Unaudited)

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

As reflected in the financial statements, the Company had an accumulated deficit of $64,042 at July 31, 2019. The Company has not generated any revenues with a cash balance of $7,680 at July 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is April 30.

Interim Financial Information

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2019, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended April 30, 2019.

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

Revenue Recognition

We have purchased a website where we plan to generate revenues by providing jewelry designing services through the website. We plan to hire web designer to help us with the design and improvement our website.

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

As of July 31, 2019, the Company has not generated any revenue.

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

As of July 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	July 31, 2019	April 30, 2019

Website Development	$-	$15,000
Amortization	-	(2,508)
Impairment loss	-	(12,492)
Total, net	$-	$-

Amortization expense for the three months ended July 31, 2019 and July 31, 2018 was $nil and $600.

The Company has recognized an impairment loss of $12,492 for the year ended April 30, 2019 on the website because the asset is under performing relative to the projected future operating results, and the asset is customized built to the Company’s requirement which is expected to be stagnant with little or no demands from the market

Note 5 – NOTE PAYABLE

On September 27, 2018, the Company entered into a promissory note agreement in the amount of $15,000 with Guo Zhen for the website development services payable. The note has an interest rate of 10% with a maturity date of September 27, 2020. The interest is payable on the first day of each month commencing the first month after the date of the Note.

The interest expense was $375 and $nil for the three months ended July 31, 2019 and 2018.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of July 31, 2019, the Company owed $10,022 to the Company’s sole director, Yulia Baranets for the Company’s working capital purposes.

Ms. Baranets also provides services to the Company for which she is compensated for $1,500 per month. As of July 31, 2019, the outstanding accounts payable amount to Ms. Baranets was $20,250 which is included in accounts payable.

The amounts above are non-interest bearing, due upon demand and unsecured.

Note 7 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 20, 2018 the Company issued 2,000,000 shares of common stock to a director for services rendered estimated to be $200 at $0.0001 per share.

During the year ended April 30, 2019, the Company issued 1,150,000 of common shares at $0.02 per share for a total price of $23,000

There were 3,150,000 shares of common stock issued and outstanding as of July 31, 2019.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

July 31, 2019

Tax benefit (expenses) at U.S. statutory rate	$(2,011)
Change in valuation allowance	2,011
Tax benefit (expenses), net	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

July 31, 2019

Net operating loss	$2,011
Valuation allowance	(2,011)
Deferred tax assets, net	$-

July 31, 2019

Balance-Beginning	$11,437
Increase/(Decrease) in Valuation allowance	2,011
Balance-Ending	$13,448

The Company has accumulated approximately $64,042 of net operating losses (“NOL”) carried forward to offset future taxable income indefinitely, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2019 to the date these financial statements were issued on August 12, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statement.

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

Results of Operations for Three Months Ended July 31, 2019

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended July 31, 2019 and 2018 are summarized as follows:

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018

Revenue	-	-
General and administrative	9,205	5,901
Total Operating Expenses	$(9,205)	$(5,901)

We have incurred expenses of $9,205 and $5,901 for professional fees, bank fees and amortization.

Liquidity and Financial Condition

Working Capital

	At July 31, 2019	At April 30, 2019

Current assets	$7,680	$14,215
Current liabilities	48,522	30,477
Working capital (deficit)	$(40,842)	$(16,262)

Our total current assets as of July 31, 2019 were $7,680 as compared to total current assets of $14,215 as of April 30, 2019. Our total current liabilities as of July 31, 2019 were $48,522 as compared to total current liabilities $48,522 of as of April 30, 2019.  The increase in current liabilities was attributed to accounts payable and director loan.

Cash Flows from Operating Activities

We used cash of $6,705 for operating activities for the three months ended July 31, 2019 as compared to used cash of $5,551for the three months ended July 31, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the three months ended July 31, 2019, net cash from financing activities was $170 consisting of director loan $170.  For the three months ended July 31, 2018, net cash from financing activities was $5,551 consisting of director loan $899.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during thethree-months period ended July 31, 2019that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lux Amber, Corp.

Dated: September 9, 2019	By: /s/ Yuliia Baranets
Yuliia Baranets, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)