Form 10-Q
period 2019-10-31
Lux Amber, Corp.
filed 2019-12-13
CIK 1740695

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  At October 31, 2019, the number of shares of the Registrant’s common stock outstanding was 3,150,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LUX AMBER, CORP.
BALANCE SHEET
(Unaudited)

	October 31, 2019	April 30, 2019

ASSETS

Cash and cash equivalents	$5,680	$14,215
Total current assets	5,680	14,215

Developed website, net of accumulated amortization and impairment	-	-
Impairment loss	-	-

Total Assets	$5,680	$14,215

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$24,750	$15,750
Director loan	10,110	9,852
Interest payable	1,625	875
Accrued Expenses	2,000	4,000
Long term debt-current portion	15,000	-
Total current liabilities	53,485	30,477

Long-term note payable	-	15,000

Total Liabilities	53,485	45,477

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized;
3,150,000 shares issued and outstanding;	315	315
Additional paid-in-capital	22,885	22,885
Accumulated deficit	(71,004)	(54,462)
Total Stockholders’ Equity (Deficit)	(47,805)	(31,262)

Total Liabilities and Stockholders’ Equity	$5,680	$14,215

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended October 31, 2019	Three months ended October 31, 2018	Six months ended October 31, 2019	Six months ended October 31, 2018

Revenue	$-	$-	$-	$-

General and administrative expenses	6,587	7,605	15,792	13,506

Total operating expenses	6,587	7,605	15,792	13,506

Income (loss) from operations	(6,587)	(7,605)	(15,792)	(13,506)

Other Income expenses
Interest Expenses	375	-	750	-
Provision for taxes	-	-	-	-

Net income (loss)	$(6,962)	$(7,605)	$(16,542)	$(13,506)

Loss per common share:
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	3,150,000	2,000,000	3,150,000	2,000,000

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
STATEMENT OF STOCKHOLDER EQUITY (DEFICIT)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, April 30, 2018	2,000,000	$200	$-	$(5,507)	$(5,507)

Shares issued for compensation at $0.02 per share	1,150,000	115	22,885	-	23,000

Net loss for the year ended April 30, 2019	-	-	-	(48,755)	(48,755)

Balance, April 30, 2019	3,150,000	315	22,885	(54,462)	(31,262)

Net loss for the three months ended July 31, 2019	-	-	-	(9,580)	(9,580)

Balance, July 31, 2019	3,150,000	315	22,885	(64,042)	(40,842)

Net loss for the three months ended October 31, 2019	-	-	-	(6,962)	(6,962)

Balance, October 31, 2019	3,150,000	$315	$22,885	$(71,004)	$(47,805)

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended October 31, 2019	Six months ended October 31, 2018
Operating Activities
Net income (loss)	$(16,542)	$(13,506)
Adjustments to reconcile net loss to net cash in operating activities
Amortization	-	1,200
Changes in assets and liabilities
Accounts payable	9,000	6,750
Interest Payable	750	-
Accrued Expenses	(2,000)	(2,000)
Net cash used in operating activities	(8,792)	(8,756)

Financing Activities
Proceeds from director loan	257	8,056
Retained earnings		(500)
Net cash provided by financing activities	257	7,556

Net increase in cash and equivalents	(8,535)	-

Cash and equivalents at beginning of the period	14,215	-

Cash and equivalents at end of the period	$5,680	$-

Supplemental cash flow information:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LUX AMBER, CORP.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED October 31, 2019
(Unaudited)

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

Lux Amber, Corp. (referred as the “Company”, “we”, “our”) was incorporated in the State of Nevada and established on January 19, 2018. We are a development-stage company formed to commence operations to provide jewelry design service.

Our office is located at ShaoyaojuBeili 207, 712 Beijing China 100029.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $71,004 at October31, 2019. The Company has not generated any revenues and has cash balance of $5,680 at October31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

We have purchased a website where we plan to generate revenues by providing jewelry designing services through the website. We plan to hire web designer to help us with the design and improvement of our website.

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

As of October 31, 2019, the Company has not generated any revenue.

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

As of October 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	October 31, 2019	April 30,2019

Website development	$-	$15,000
Accumulated amortization	-	(2,508)
Impairment loss	-	(12,492)
Total, net	$-	$-

Amortization expense for the six months ended October 31, 2019 and 2018 was $nil and $1200.

The Company has recognized an impairment loss of $12,492 for the year ended April 30, 2019 on the website because the asset is underperforming relative to the projected future operating results, and the asset is customized built to the Company’s requirement which is expected to be stagnant with little or no demands from the market

Note 5 – NOTE PAYABLE

On September 27, 2018, the Company entered into a promissory note agreement in the amount of $15,000 with Guo Zhen for the website development services payable. The note has an interest rate of 10% with a maturity date of September 27, 2020. The interest is payable on the first day of each month commencing the first month after the date of the Note.

The interest expense was $375 and $750 for the three and six months ended October 31, 2019 and $nil for the three and six months ended October 31,2018.

Note 6 – RELATED PARTY TRANSACTIONS

As of October 31, 2019, the Company owed $10,110 to the Company’s sole director, Yulia Baranets for the Company’s working capital purposes.

Ms. Baranets also provides services to the Company for which she is compensated  $1,500 per month. As of October 31, 2019, the outstanding accounts payable amount to Ms. Baranets was $24,750 which is included in accounts payable.

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

During the year ended April 30, 2019, the Company issued 1,150,000 of common shares at $0.02 per share for a total price of $23,000

There were 3,150,000 shares of common stock issued and outstanding as of October 31, 2019.

Note 8 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, YuliiaBaranets, has agreed to provide her own premise for office needs free of charge.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

	October 31, 2019	October 31, 2018

Tax benefit (expenses) at U.S. statutory rate	$(3,473)	(1,597)
Change in valuation allowance	3,473	1,597
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	October 31, 2019	October 31, 2018

Net operating loss	$1,462	$1,597
Valuation allowance	(1,462)	(1,597)
Deferred tax assets, net	$-	$-

	October 31, 2019	October 31, 2018

Balance-Beginning	$2,011	$-
Increase/(Decrease) in Valuation allowance	1,462	4,035
Balance-Ending	$3,473	$4,035

The Company has accumulated approximately $71,004 of net operating losses (“NOL”) carried forward to offset future taxable income indefinitely, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October31, 2019 to the date these financial statements were issued on December 9, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statement.

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

Results of Operations for Six Months Ended October 31, 2019

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the six months ended October 31, 2019 and 2018 are summarized as follows:

	Six Months Ended October 31, 2019	Six Months Ended October 31, 2018

General and administrative	15,792	13,506
Total Operating Expenses	$(15,792)	$(13,506)

We have incurred expenses of $15,792and $13,506 for professional fees, bank fees and amortization. We have incurred expenses of $750 and $125 for interest expenses.

Liquidity and Financial Condition

Working Capital

	At October 31, 2019	At April 30, 2019

Current assets	$5,680	$14,215
Current liabilities	53,485	30,477
Working capital (deficit)	$(47,805)	$(31,262)

Our total current assets as of October31, 2019 were $5,680as compared to total current assets of $14,215 as of April 30, 2019. Our total current liabilities as of October31, 2019 were $53,485 as compared to total current liabilities $30,477 of as of April 30, 2019.The increase in current liabilities was attributed to accounts payable and director loan.

Cash Flows from Operating Activities

We used cash of $8,756 for operating activities for the six months ended October 31, 2019 as compared to used cash of $8,792for the six months ended October 31, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the six months ended October 31, 2019, net cash from financing activities was $257 consisting of director loan $257.  For the six months ended October 31, 2018, net cash from financing activities was $7,556 consisting of director loan $8,056 and retained earnings ($500).

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months period ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lux Amber, Corp.

Dated: December 13, 2019	By: /s/ Yuliia Baranets
Yuliia Baranets, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)