Form 10-Q
period 2020-01-31
Lux Amber, Corp.
filed 2020-03-12
CIK 1740695

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-225545

LUX AMBER, CORP.
(Exact name of registrant as specified in its charter)

Nevada	3960	EIN 98-1414834
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At January 31, 2020, the number of shares of the Registrant’s common stock outstanding was 3,150,000.

2 | Page

LUX AMBER, CORP.

BALANCE SHEET

(Unaudited)

	January 31, 2020	April 30, 2019
ASSETS

Cash and cash equivalents	$3,680	$14,215
Total current assets	3,680	14,215

Total Assets	$3,680	$14,215

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$29,250	$15,750
Advance from director	20,668	9,852
Interest payable	2,000	875
Accrued Expenses	2,000	4,000
Long term debt-current portion	15,000	-
Total current liabilities	68,918	30,477

Long term debt	-	15,000
Total Liabilities	68,918	45,477

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized;
3,150,000 shares issued and outstanding;	315	315
Additional paid-in-capital	22,885	22,885
Accumulated deficit	(88,438)	(54,462)
Total Stockholders’ Equity (Deficit)	(65,238)	(31,262)

Total Liabilities and Stockholders’ Equity	$3,680	$14,215

The accompanying notes are an integral part of these financial statements.

3 | Page

LUX AMBER, CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2020	Three months ended January 31, 2019	Nine months ended January 31, 2020	Nine months ended January 31, 2019

Revenue	$-	$-	$-	$-

General and administrative expenses	17,059	11,645	32,851	25,151
Total operating expenses	17,059	11,645	32,851	25,151

Income (loss) from operations	(17,059)	(11,645)	(32,851)	(25,151)

Other Income expenses
Interest Expenses	(375)	(375)	(1,125)	(500)
Provision for taxes	-	-	-	-

Net income (loss)	$(17,434)	$(12,020)	$(33,976)	$(25,651)

Loss per common share:
Basic and Diluted	0.00	0.00	0.00	0.01

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	3,150,000	2,412,225	3,150,000	2,136,409

The accompanying notes are an integral part of these financial statements.

4 | Page

LUX AMBER, CORP.

STATEMENT OF STOCKHOLDER EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2018	2,000,000	$200	$-	$(5,707)	$(5,507)
Net loss for the three months ended July 31, 2018	-	-	-	(5,901)	(5,901)
Balance, July 31, 2018	2,000,000	200	-	(11,608)	(11,408)
Net loss for the three months ended October 31, 2018	-	-	-	(7,730)	(7,730)
Balance, October 31, 2018	2,000,000	200	-	(19,338)	(19,138)
Shares issued for cash proceeds	872,500	87	17,363	-	17,450
Net loss for the three months ended January 31, 2019			-	(12,020)	(12,020)
Balance, January 31, 2019	2,872,500	287	17,363	(31,358)	(13,708)

Balance, April 30, 2019	3,150,000	$315	$22,885	$(54,462)	$(31,262)
Net loss for the three months ended July 31, 2019	-	-	-	(9,580)	(9,580)
Balance, July 31, 2019	3,150,000	$315	$22,885	$(64,042)	$(40,842)
Net loss for the three months ended October 31, 2019	-	-	-	(6,962)	(6,962)
Balance, October 31, 2019	3,150,000	$315	$22,885	$(71,004)	$(47,805)
Net loss for the three months ended January 31, 2020	-	-	-	(17,434)	(17,434)
Balance, January 31, 2020	3,150,000	$315	$22,885	$(88,438)	$(65,238)

The accompanying notes are an integral part of these financial statements.

5 | Page

LUX AMBER, CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended January 31, 2020	Nine months ended January 31, 2019
Operating Activities
Net income (loss)	$(33,976)	(25,651)
Adjustments to reconcile net loss to net cash in operating activities
Amortization	-	1,800
Changes in assets and liabilities	-	-
Accounts payable	13,500	(3,750)
Interest Payable	1,125	500
Accrued Expenses	(2,000)	(2,500)
Net cash used in operating activities	$(21,351)	(29,601)

Financing Activities
Proceeds from director advances	10,816	8,771
Proceeds from issuance of capital stock		17,450
Proceeds from borrowing		15,000
Net cash provided by financing activities	$10,816	41,221

Net increase in cash and equivalents	-	11,620

Cash and equivalents at beginning of the period	14,215	-

Cash and equivalents at end of the period	$3,680	11,620

Supplemental cash flow information:

Cash paid for:
Interest	$-	-
Taxes	$-	-

The accompanying notes are an integral part of these financial statements.

6 | Page

LUX AMBER, CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD ENDED January 31, 2020

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

As reflected in the financial statements, the Company had an accumulated deficit of $88,438 at January 31, 2020. The Company has not generated any revenues and has cash balance of $3,680 at January 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

7 | Page

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

8 | Page

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

As of January 31, 2020, the Company has not generated any revenue.

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

As of January 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

9 | Page

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	January 31, 2020	April 30, 2019

Website Development	$-	$15,000
Accumulated Amortization	-	(2,508)
Impairment loss	-	(12,492)
Total, net	$-	$-

Amortization expense for the period ended January 31, 2020 was $nil.

NOTE 5 – NOTE PAYABLE

On September 27, 2018, the Company entered into a promissory note agreement in the amount of $15,000 with Guo Zhen for the website development services payable. The note has an interest rate of 10% with a maturity date of September 27, 2020. The interest is payable on the first day of each month commencing the first month after the date of the Note.

The interest expense was $375 and $1,125 for the three and nine months ended January 31, 2020.

The interest expense was $375 and $500 for the three and nine months ended January 31, 2019.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of January 31, 2020, the Company owed $20,668 to the Company’s sole director, Yulia Baranets, for the Company’s working capital advances.

Ms. Baranets also provides services to the Company for which she is compensated $1,500 per month. As of January 31, 2020, the outstanding accounts payable amount to Ms. Baranets was $29,250 which is included in accounts payable.

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

During the year ended April 30, 2019, the Company issued 1,150,000 of common shares at $0.02 per share for a total price of $23,000

There were 3,150,000 shares of common stock issued and outstanding as of January 31, 2020.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Yuliia Baranets, has agreed to provide her own premise for office needs free of charge.

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

10 | Page

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

	January 31, 2020	April 30, 2019

Tax benefit (expenses) at U.S. statutory rate	$18,572	11,437
Change in valuation allowance	(18,572)	(11,437)
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	January 31, 2020	April 30, 2019
Net operating loss	$7,135	$10,239
Valuation allowance	(7,135)	(10,239)
Deferred tax assets, net	$-	$-

	January 31, 2020	April 30, 2019
Balance-Beginning	$11,437	1,198
Increase/(Decrease) in Valuation allowance	7,135	10,239
Balance-Ending	$18,572	$11,437

The Company has accumulated approximately $88,438 of net operating losses (“NOL”) carried forward to offset future taxable income indefinitely, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2020 to the date these financial statements were issued on February 6, 2020, and has determined that it does not have any material subsequent events to disclose in these financial statement.

11 | Page

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

12 | Page

Results of Operations for the Three and Nine Months ended January 31, 2020

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three and nine months ended January 31, 2020 and 2019 are summarized as follows:

	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019
General and administrative	17,059	11,645

	Nine Months Ended January 31, 2020	Nine Months Ended January 31, 2019
General and administrative	32,851	25,151

We have incurred expenses of $17,059 and $11,645 for professional fees and $375 for both for interest expenses for the three months ended January 31, 2020 and 2019.

We have incurred expenses of $32,851 and $25,151 for professional fees and $1,125 and $500 for interest expenses for the nine months ended January 31, 2020 and 2019.

Liquidity and Financial Condition

Working Capital

	At January 31, 2020	At April 30, 2019
Current assets	$3,680	$14,215
Current liabilities	68,918	30,477
Working capital (deficit)	$(65,238)	$(31,262)

Our total current assets as of January 31, 2020 were $3,680 as compared to total current assets of $14,215 as of April 30, 2019. Our total current liabilities as of January 31, 2020 were $68,918 as compared to total current liabilities $30,477 of as of April 30, 2019. The increase in current liabilities was attributed to accounts payable and Advance from director.

Cash Flows from Operating Activities

We used cash of $21,351for operating activities for the nine months ended January 31, 2020 as compared to used cash of $29,601for the nine months ended January 31, 2019.

13 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and related party advances.

For the nine months ended January 31, 2020, net cash from financing activities was $10,816 consisting of Advance from director $10,816. For the nine months ended January 31, 2019, net cash from financing activities was $41,221 consisting of Advance from director $8,771, proceeds from borrowing 15,000 and issuance of capital stock 17,450.

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

14 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months period ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

15 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

16 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d

17 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lux Amber, Corp.

Dated: March 12, 2020	By:	/s/ Yuliia Baranets
Yuliia Baranets,
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

18 | Page