Form 10-KT
period 2020-04-30
Lux Amber, Corp.
filed 2020-08-14
CIK 1740695

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

[ ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transitional period from January 1, 2020 to April 30, 2020

Lux Amber, Corp.

(Exact name of registrant as specified in its charter)

Nevada	000-55554	98-1414834
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

145 Rose Lane

Suite 102

Frisco, TX 75036

(Address of Principal Executive Offices)

214-729-4003

(Issuer Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	LXAM	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No [X]

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment of this Form 10-KT. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [_]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    [_]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

As of October 31, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was $0.00 (based on lack of any trading market or posted price). This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

As of August 14, 2020, there were 30,293,049 of the registrant’s common stock, par value $.0001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

Lux Amber, Corp
FORM 10-KT

TABLE OF CONTENTS

Forward-Looking Statements		-ii-
Part I
Item 1.	Business.	-1-
Item 1A.	Risk Factors.	-3-
Item 1B.	Unresolved Staff Comments.	-5-
Item 2.	Properties.	-5-
Item 3.	Legal Proceedings.	-5-
Item 4.	Mine Safety Disclosures.	-5-

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	-6-
Item 6.	Selected Financial Data.	-7-
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	-7-
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	-10-
Item 8.	Financial Statements and Supplementary Data.	-11-
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	-12-
Item 9A.	Controls and Procedures.	-12-
Item 9B.	Other Information.	-12-

Part III
Item 10.	Directors, Executive Officers and Corporate Governance.	-13-
Item 11.	Executive Compensation.	-14-
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	-15-
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	-16-
Item 14.	Principal Accounting Fees and Services.	-17-

Part IV
Item 15.	Exhibits, Financial Statement Schedules.	-18-
-19-
Item 16.	Form 10K Summary	-20-

SIGNATURES

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report that are not statements of historical fact constitute “forward-looking statements.” Words such as “may,” “seek,” “expect,” “anticipate,” “estimate,” “project,” “budget,” “goal,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “strategy,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the Company’s future plans, operations, business strategies, operating results and financial position, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements. Those risks, uncertainties, and factors (including the risks contained in the section of this report titled “Risk Factors”) that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

ii

PART I

Item 1. BUSINESS.

General

Lux Amber, Corp. (“LAC”), formed on January 19, 2018, is an international specialty chemical company. Its principal executive offices are located at 145 Rose Lane, Suite 102, Frisco, TX 75036. LAC’s corporate telephone number is 214-729-4003. LAC has a stock symbol of LXAM.

LAC has three wholly owned subsidiaries (collectively, the “Company”); Worldwide Specialty Chemicals, Inc. (“WSC”) Industrial Chem Solutions, Inc. (“ICS”), and Safeway Pest Elimination, LLC, (“SPE”); a fourth subsidiary, PCNM, LLC (“PCNM”), is 49% owned. LAC, WSC, ICS, and SPE serve as both a producer and distributor of environmentally safe, specialty chemicals. PCNM is a Service Disabled Veteran owned small business that sells to government agencies. All subsidiaries and the Corporate Offices are located at 145 Rose Lane, Suite 102, Frisco, TX 75036.

Business Overview

The Company is an international specialty chemical company with many products that are friendly to the environment. The common description is “green chemicals”. The Company has degreed chemists and consultants on staff with years of successful experience in the specialty chemical industry. The term “specialty chemicals,” is best defined by those chemicals whose formulas allow the chemical compounds to perform a specific function for a class of customers.

The Company and subsidiaries operate from a 12,000 square foot office, chemical production and distribution facility, from which they produce and market a number of specialty chemicals. Most of the chemical formulas are protected by trade secrets. For certain specific markets, the company provides customized applications systems that assure safe and proportioned product delivery.

In addition to the facility in Frisco, TX, the company uses the services of regional toll-blending facilities. ICS utilizes an additional blending facility near Dallas which provides the additional benefit of a rail siding, thus allowing ICS to receive certain raw materials at a lower cost for product and for transportation.

In addition to the two [2] facilities in Texas, the Company has toll blending facilities in Indiana, North Carolina and Florida.

The regional toll-blending facilities provide both technical and production services.

There are no leases associated with these toll blending facilities.

Products and Services

Decontamination Products

The Company has an arrangement whereby it sells a patented decontamination product worldwide. The product has been used in the United States and internationally to remove radioactive materials and toxic industrial chemicals, including mercury and lead.

Chemical Products

ICS products utilize all natural and renewable resources, contain no dangerous chemicals or additives, and offer “green” solutions to its customers. Its product line includes asphalt release agents, industrial cleaners, environmental remediation gels, odor control agents, and consumer friendly cleaners for a wide range of uses, including construction, environmental remediation, hazardous materials cleanup, nuclear decommissioning, industrial cleaning, and odor control. ICS takes pride in noting that all of the ingredients in its products are selected from the EPA’s Design for the Environment (DfE) list. The full range of ICS’s product line is described on its website: www.industrialcsi.com.

SPE refines, packages and markets compound derived from natural sources that are formulated to eliminate and/or control pests.

LAC is a fulfillment and marketing company which distributes properly Registered formulas, including disinfectants and related families of products.

Product research and development is an ongoing and continuous process at LAC, ICS and SPE.

Intellectual Property

The decontamination family of products currently sold by the Company are protected by a patent held by CBI Polymers, Inc. (“CBI”). Although not explicitly addressed in the Company’s Exclusive Patent License Agreement with CBI, CBI has historically permitted the Company to use its trademarks for sales purposes.

Certain formulas of products manufactured and sold by ICS are protected by trademarks held by ICS.

Competition

The Company competes with a wide variety of companies in the specialty chemical sales industry. Competition ranges from large multinational companies to local resellers.

The Company considers one or two of its small-to-medium-sized business competitors to potentially be attractive acquisition targets.

Employees

As of April 30, 2020, the Company had seven full-time employees and three paid consultants. The employees are not covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

Legal Proceedings

The Company is not a party to or otherwise involved in any legal proceedings, claims, or other legal matters.

Government Regulation

The products sold by the Company are extensively regulated by federal and state authorities in the United States. The Company believes it is in compliance with federal and state requirements in order that it may continue to sell products to its clients consistent with applicable laws and regulations.

Item 1A. RISK FACTORS.

The Company’s limited operating history may not serve as an adequate basis to judge its future prospects and results of operations. The Company has a relatively limited operating history. Its limited operating history makes it difficult for investors to evaluate its business. An investor in its securities must consider the risks, uncertainties and difficulties frequently encountered by companies in rapidly evolving markets.

The Company will need additional financing to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders and incurring additional indebtedness could involve the imposition of covenants that restrict the Company’s operations.

The Company may not successfully manage its growth. The Company’s success will depend upon the expansion of its operations and the effective management of its growth, which will place a significant strain on its management and on its administrative, operational and financial resources. To manage this growth, the Company must expand its facilities, augment its operational, financial and management systems, and hire and train additional qualified personnel. If it is unable to manage its growth effectively, its business would be harmed.

The Company relies on key executive officers, and their knowledge of its business and technical expertise would be difficult to replace. The Company is highly dependent on its executive officers: its Chairman and Chief Executive Officer, E. Thomas Layton and its Vice-Chairman, President and CFO, Paul O. Williams. If one or more of the Company's senior executives or other key personnel are unable or unwilling to continue in their present positions, the Company has developed a succession plan.

The Company may never pay dividends to its common stockholders. The Company currently intends to retain its future earnings to support operations and to finance expansion; accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration, payment and amount of any future dividends on common stock will be at the discretion of the Company’s Board of Directors, and will depend upon, among other things, earnings, financial condition, capital requirements, level of indebtedness and other considerations the Board of Directors considers relevant. There is no assurance that future dividends will be paid on common stock or, if dividends are paid, the amount thereof.

The Company may be unable to successfully integrate future acquisitions with its operations or realize all of the anticipated benefits of such acquisitions. The Company hopes to be able to grow in part through acquisitions, though there can be no assurance that it will be able to do so. Failure to successfully integrate future acquisitions, if any, in a timely manner may have a material adverse effect on its business, financial condition, results of operations, and cash flows. The difficulties of combining acquired operations include, among other things:

•	operating a significantly larger combined organization;

•	consolidating corporate technological and administrative functions;

•	integrating internal controls and other corporate governance matters; and

•	diverting management’s attention from other business concerns.

In addition, the Company may not realize all of the anticipated benefits from future acquisitions, if any, such as increased earnings, cost savings, and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher and unexpected acquisition and operating costs, unknown liabilities, and fluctuations in markets. If benefits from future acquisitions do not meet the expectations of investors or analysts, the market price of its shares of common stock may decline. However, it must be recognized the Messers Layton and Williams have extensive experience in assimilating acquisitions into operating companies.

The Company depends on its ability to maintain relationships with industry participants. The Company’s ability to maintain commercial arrangements with customers and suppliers depends on its ability to maintain close working relationships with industry participants. While there may be no assurances, but based on the company’s Business Model implementation becoming standardized and expandable, “it is highly likely,” that it will be able to maintain the strategic relationships developed by its CEO, E. Thomas Layton and other key executives. It is also highly likely that the company will continue to establish additional necessary strategic relationships, thus, the company will be able to maintain and grow its business.

The Company’s future business of its decontamination products is largely dependent upon government spending, which is beyond the Company’s control. The Company’s DeconGel™ decontamination products have been marketed chiefly to governmental agencies, primarily the Department of Defense and the Department of Energy. The Company has demonstrated its products at the Idaho, Los Alamos, and Oak Ridge National Laboratories, and the Hanford Nuclear Site as well as at various US Navy facilities. Budgets for these facilities and the departments that operate them are set by Congress and are subject to political priorities and decisions and vary from year to year. A reduction in funding for these departments and/or for decontamination services within these departments could in turn reduce demand for its products and have a material adverse effect on its financial condition and results of operations.

Changes in technology may render its products or services obsolete. The decontamination chemical industry may be substantially affected by changes in technology. New and more active compounds may be discovered that weigh less or require less volume or different manufacturing, application, or disposal methods, or which have other advantages over the products we sell. As a result, the Company’s products may become obsolete and be replaced with other products. While it may attempt to adapt and develop or represent new products, there can be no assurance that it will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

The industries in which the Company operates are competitive. This competition may affect its market share or prevent it from raising prices at the same pace as its costs increase, making it difficult for it to maintain existing business and win new business. The Company operates in competitive markets. Certain of its competitors may have greater financial strength, but the company now having access to the public market for equity serves to it having greater financial strength that it did one year ago. In addition, the technical resources providing by its toll blending partners may allow the company to have technical resources competitive with any of its competition. Additionally, new competitors may enter its markets. The Company may be required to reduce prices if its competitors reduce prices, or as a result of any other downward pressure on prices for its products, which could have an adverse effect on the Company. If it is unable to compete successfully, its financial condition and results of operations could be adversely affected.

The Company’s common stock is publicly traded, providing liquidity.

The Company’s common stock is classified as a “penny stock.” Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. Once the Company’s common stock commences trading, it is likely that the Company’s common stock will be considered a penny stock for the immediately foreseeable future.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the investor, make a reasonable determination that transactions in penny stocks are suitable for that person, and make a reasonable determination that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also provide disclosure to its customers, prior to executing trades, about the risks of investing in penny stocks in both public offerings and in secondary trading, the commissions payable to both the broker-dealer and the registered representative, and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Because of these regulations, broker-dealers may not wish to furnish the necessary paperwork and disclosures and/or may encounter difficulties in their attempt to buy or sell shares of the Company’s common stock, which may in turn affect the ability of Company stockholders to sell their shares.

Accordingly, the penny stock classification will adversely affect any market liquidity for the Company’s common stock and subjects the shares to certain risks associated with trading in penny stocks. These risks include difficulty for investors in purchasing or disposing of shares, difficulty in obtaining accurate bid and ask quotations, difficulty in establishing the market value of the shares, and a lack of securities analyst coverage.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. In March 2020, we noticed a strong decline in orders from our customers, as businesses around the country began to cease their operations due to COVID-19. In an attempt to mitigate the ongoing impact of the pandemic on our cash flows certain actions were taken. The actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, reducing capital expenditures, and reducing travel for business development purposes.

The Paycheck Protection Program (“PPP”) loan is a loan from the U.S. Small Business Administration (“SBA”) that helps businesses keep their workforce employed during the Coronavirus (COVID-19) crisis. SBA will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent, mortgage interest, or utilities. On May 8, 2020, the Company received a PPP loan in the amount of $100,344.

Continued impacts of the pandemic have had a material adverse impact on our revenues, earnings, liquidity and cash flows, and may require additional actions in response, including, but not limited to, employee layoffs, reduced production, or further expense reductions, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time.

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The Company leases a facility at 145 Rose Lane, Suite 102, Frisco, TX 75036.

Item 3. LEGAL PROCEEDINGS.

There is no litigation, pending or threatened, by or against the Company.

Item 4. MINE SAFETY.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company has established a public trading market for its common stock at present.

Holders

The approximate number of stockholders of record of the Company’s common stock at December 31, 2019 was 123. As of April 30, 2020, the number of stockholders is approximately 127, including those held in street name.

Dividends

The Company has never paid any cash dividends on its uncommon stock, and it is anticipated that none will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

To assist the Company to obtain and preserve working capital to support its current operations, the Company entered into the following transactions:

On January 3, 2018, 80,000 warrants were exercised at $.50 per share for a total cash amount of $40,000.

On February 28, 2018, the Company sold 33,333 common shares at $1.50 per share for a total cash amount of $50,000.

On March 2, 2018, the Company sold 16,500 common shares at $1.50 per share for a total cash amount of $24,750.

On March 14, 2018, the Company sold 50,000 common shares at $1.50 per share for a total cash amount of $75,000.

On March 16, 2018, the Company sold 10,000 common shares at $1.50 per share for a total cash amount of $15,000.

On March 19, 2018, the Company sold 100,000 common shares at $1.50 per share for a total cash amount of $150,000.

On April 2, 2018, the Company sold 6,667 common shares at $1.50 per share for a total cash amount of $10,000.

On April 10, 2018, 13,332 warrants were exercised at $.50 per share for a total cash amount of $6,666.

On April 13, 2018, the Company sold 13,400 common shares at $1.50 per share for a total cash amount of $20,100.

On April 27, 2018, 200,000 warrants were exercised at $.50 per share for a total cash amount of $100,000.

On April 30, 2018, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

On May 4, 2018, 25,000 warrants were exercised at $.50 per share for a total cash amount of $12,500.

On May 18, 2018, the Company sold 13,000 common shares at $1.50 per share for a total cash amount of $19,500.

On May 19, 2018, 39,000 warrants were exercised at $.50 per share for a total cash amount of $19,500.

On May 21, 2018, 15,000 warrants were exercised at $.50 per share for a total cash amount of $7,500.

On May 24, 2018, the Company sold 5,000 common shares at $1.50 per share for a total cash amount of $7,500.

On June 7, 2018, the Company sold 6,667 common shares at $1.50 per share for a total cash amount of $10,000.

On June 15, 2018, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

On June 26, 2018, 40,000 warrants were exercised at $.50 per share for a total cash amount of $20,500.

On June 28, 2018, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

On July 11, 2018, the Company sold 67,334 common shares at $1.50 per share for a total cash amount of $101,001.

On July 27, 2018, the Company sold 33,000 common shares at $1.50 per share for a total cash amount of $49,500.

On August 8, 2018, 100,000 warrants were exercised at $.50 per share for a total cash amount of $50,000.

On August 9, 2018, the Company sold 20,000 common shares at $1.50 per share for a total cash amount of $30,000.

On August 10, 2018, the Company sold 6,733 common shares at $1.50 per share for a total cash amount of $10,100.

On August 13, 2018, the Company sold 17,000 common shares at $1.50 per share for a total cash amount of $25,001.

On August 15, 2018, the Company sold 26,667 common shares at $1.50 per share for a total cash amount of $40,001.

On August 16, 2018, the Company sold 40,000 common shares at $1.50 per share for a total cash amount of $60,000.

On September 14, 2018, the Company sold 25,000 common shares at $1.50 per share for a total cash amount of $12,500.

On October 30, 2018, 50,000 options were exercised at $.01 per share for a total cash amount of $500.

On November 21, 2018, 60,000 warrants were exercised at $.50 per share for a total cash amount of $30,000.

On February 21, 2019, 50,000 options were exercised at $.01 per share for a total cash amount of $500.

On March 21, 2019, the Company sold 136,000 common shares at $1.50 per share for a total cash amount of $204,000.

On March 27, 2019, the Company sold 252,000 common shares at $1.50 per share for a total cash amount of $378,000.

On June 14, 2019, 70,000 warrants were exercised at $.50 per share for a total cash amount of $35,000.

On July 11, 2019, 140,000 warrants were exercised at $.50 per share for a total cash amount of $70,000.

On July 14, 2019, 50,000 warrants were exercised at $.50 per share for a total cash amount of $25,000.

On August 27, 2019, the Company sold 33,332 common shares at $1.50 per share for a total cash amount of $49,998.

On September 26, 2019, the Company sold 100,000 common shares at $1.50 per share for a total cash amount of $150,000.

On October 15, 2019, the Company sold 70,000 common shares at $1.50 per share for a total cash amount of $105,000.

On October 18, 2019, the Company sold 200,000 common shares at $1.50 per share for a total cash amount of $300,000.

On December 6, 2019, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

Repurchases and refunds of investment of equity securities

On January 2, 2020, one shareholder was refunded $22,393 and 17,915 shares were retained by the shareholder.

On July 17, 2020 one shareholder was refunded $28,837 and returned 18,162 shares.

On July 17, 2020, one shareholder was refunded $28,732 and returned 18,088 shares.

The investors contacted the Company to request that their investments be returned. The investors also contacted the State of Hawaii, which initiated an informal inquiry. The Company opted to return the investments and the informal inquiry has ended. The State of Hawaii also made a usual and customary notation that the matter was referred on to a legal section for further review and final disposition. At the time of this filing, there has been no further communication initiated by the State of Hawaii.

Item 6. SELECTED FINANCIAL DATA.

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help you understand its historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with its financial statements and the accompanying notes and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” above.

OVERVIEW

Results of operations for the period ended April 30, 2020, and years ended December 31, 2019 and 2018 were as follows:

Revenues

For the period ended April 30, 2020, its revenues were $218,963. For the year ended December 31, 2019, its revenues were $976,971 and for the year ended December 31, 2018 the Company had $1,164,304 in revenue.

The decrease in revenue was primarily attributable to a delay in orders from customers during COVID-19 and seasonality changes.

Cost of Goods Sold

For the period ended April 30, 2020, cost of goods sold was $329,666. These primarily consisted of cost of goods sold expenses of $41,940, raw materials of $127,044, freight of $29,205, truck operating expenses of $31,004, direct labor and payroll of $92,106, packaging materials of $1,841, and blending costs of $6,526.

For the year ended December 31, 2019, cost of goods sold was $932,032. There primarily consisted of cost of goods sold expenses of $606,596, raw materials of $74,004, freight of $177,023, and direct labor and payroll of $74,409.

For the year ended December 31, 2018, cost of goods sold was $772,656. There primarily consisted of cost of goods sold expenses of $511,789, raw materials of $29,292, freight of $168,633, direct labor and payroll of $59,000, and packaging materials of $3,942.

Operating Expenses

For the period ended April 30, 2020, operating expenses were $1,010,694. These primarily consisted of general and administrative costs of $838,966, selling expenses of $72,148, and $99,580 of depreciation/amortization expenses.

For the period ended April 30, 2020 the general and administrative expenses of $838,966 can be broken down into five major categories: 1) fees related to being a reporting entity, 2) start-up costs, 3) business development, 4) wages, and 5) other/miscellaneous expenses. The majority of the costs are fees related to being a reporting entity, which total $630,336. These fees are comprised of audit fees of $43,247, accounting fees of $8,426, filing and legal fees of $63,332, consulting fees of $223,163, and officer’s compensation paid of $206,292. Non-cash expenses recorded also included are $79,001 of stock compensation expense and $6,875 of accrued officer’s compensation. Business development expenses were $66,538, wages were $77,074, and other/miscellaneous expenses of $65,018.

For the year ended December 31, 2019, its operating expenses totaled $3,681,479. These primarily consisted of general and administrative costs of $3,358,631, selling expenses of $150,602 and $172,246 of depreciation/amortization expense.

For the year ended December 31, 2019, the general and administrative costs of $3,358,631 can be broken down into four major categories: 1) fees related to being a reporting entity, 2) business development, 3) wages, and 4) other/miscellaneous expenses. The majority of the costs are fees related to being a reporting entity, which total $2,371,816. These fees comprise audit fees of $45,532, accounting fees of $95,334, filing and legal fees of $36,887, consulting fees of $174,374, and officer’s compensation paid of $177,500. Non-cash expenses recorded also include $1,650,145 of stock compensation expense and accrued officer’s compensation of $192,044. Business development expenses were $294,875, wages were $395,733, and other/miscellaneous expenses of $296,207.

For the year ended December 31, 2018, its operating expenses totaled $3,421,806. These consisted of general and administrative costs of $3,031,201; selling expenses of $279,739; and $110,866 of depreciation/amortization expense. The increase in overall operating expenses is negligible overall when compared to the total operating expense for 2019.

For the year ended December 31, 2018, the general and administrative costs of $3,031,201 can be broken down into five major categories: 1) fees related to being a reporting entity, 2) start-up costs, 3) business development, 4) wages, and 5) other/miscellaneous expenses. The majority of the costs are fees related to being a reporting entity, which total $1,958,467. These fees comprise audit fees of $153,001, accounting fees of $93,045, filing and legal fees of $65,197, consulting fees of $154,644, and officer’s compensation paid of $258,427. Non-cash expenses recorded also included are $1,171,503 of stock compensation expense and $62,650 of accrued officer’s compensation. Start-up costs were $29,460, business development expenses were $739,432, wages were $110,024, and other/miscellaneous expenses of $193,818.

General and Administrative Expenses

Period Ended April 30, 2020

	LAC Formerly “WSC”	ICS	SPE	PCNM	Total
Reporting Issuer Relating Expenses
Audit Fees	$35,785	$7,462	$0	$0	$43,247
Accounting Fees	8,426	–	–	–	8,426
Filing Fees	–	–	–	–	–
Legal Fees	63,008	324	–	–	63,332
Consulting Fees	212,262	10,241	660	–	223,163
Stock Compensation	79,001	–	–	–	79,001
Officer's Compensation Paid	206,292	–	–	–	206,292
Officer's Compensation Accrued	6,875	–	–	–	6,875
Business Development	66,538	–	–	–	66,538
Wages	48,883	590	27,601	–	77,074
Other/Misc.	11,934	47,761	5,111	212	65,018
	$739,004	$66,378	$33,372	$212	$838,9666

General and Administrative Expenses

Year Ended December 31, 2019

	WSC	ICS	SPE	PCNM	Total
Reporting Issuer Relating Expenses
Audit Fees	$45,532	$0	$0	$0	$45,532
Accounting Fees	95,334	–	–	–	95,334
Filing Fees	4,197	–	–	–	4,197
Legal Fees	32,690	–	–	–	32,690
Consulting Fees	120,180	54,194	–	–	174,374
Stock Compensation	1,650,145	–	–	–	1,650,145
Officer's Compensation Paid	177,500	–	–	–	177,500
Officer’s Compensation Accrued	192,044	–	–	–	192,044
Business Development	216,935	45,991	31,159	790	294,875
Wages	116,838	204,688	74,207	–	395,733
Other/Misc.	98,824	195,487	(6)	1,902	296,207
	$2,750,219	$500,360	$105,360	$2,692	$3,358,631

General and Administrative Expenses

Year Ended December 31, 2018

	WSC	ICS	SPE	PCNM	Total
Reporting Issuer Relating Expenses
Audit Fees	$152,687	$314	$0	$0	$153,001
Accounting Fees	93,045	–	–	–	93,045
Filing Fees	11,720	–	–	–	11,720
Legal Fees	32,764	–	–	20,713	53,477
Consulting Fees	154,644	–	–	–	154,644
Stock Compensation	1,171,503	–	–	–	1,171,503
Officer's Compensation Paid	258,427	–	–	–	258,427
Officer's Compensation Accrued	62,650	–	–	–	62,650
Start-Up Costs	–	–	27,018	2,442	29,460
Business Development	695,716	10,716	–	33,000	739,432
Wages	24,000	86,024	–	–	110,024
Other/Misc.	114,807	72,710	–	6,301	193,818
	$2,771,963	$169,764	$27,018	$62,456	$3,031,201

Liquidity and Capital Resources

During the period ended April 30, 2020 the primary sources of liquidity were cash flows from financing activities, and in particular, proceeds from issuance of convertible notes payable and the sale of common stock.

The Company had total assets of $3,612,474 as of April 30, 2020. Its current assets at April 30, 2020, consisted of $49,185 in cash, $106,876 in receivables, $131,205 in inventory and $9,481 in prepaid expenses and other current assets and its long-term assets were $3,315,727.

As of December 31, 2019, included $408,338 in cash, $85,359 in receivables, $145,747 in inventory and $92,068 in prepaid expenses and other current assets and its long-term assets were $3,313,423. Its current assets at December 31, 2018, consisted of $104,812 in cash, $51,997 in receivables, $69,197 in inventory and $30,077 in prepaid expenses and other current assets and its long-term assets were $2,811,947.

As of April 30, 2020, the Company had total liabilities of $2,390,480, including $288,864 in accounts payable, $798,495 of accrued expenses and $790,474 in notes payable, and $512,647 in other accrued and lease liabilities. At December 31, 2019, the Company had total liabilities totaling $1,899,935 including $167,539 in accounts payable, $646,410 of accrued expenses, $548,549 in notes payable, $108,058 in related party payables, and $429,379 in lease liabilities. As of December 31, 2018, the Company had total liabilities totaling $849,482 including $757,813 in accounts payable and other expenses and $91,669 in notes payable.

At April 30, 2020, the Company had stockholders’ equity of $1,221,994. At December 31, 2019, the Company had stockholders’ equity of $2,145,000 and $2,218,548 at December 31, 2018.

The Company has incurred net losses since inception. Its cash position is insufficient to meet its anticipated continuing operating expenses, and its independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that it can continue as an ongoing business unless it alters its business model and/or obtain additional capital, so it can pay its ongoing operational costs. The Company has significantly altered its business model to the point where it believes these changes alone will make the Company self-sustaining, although there is no assurance that this will happen. In addition, it continues to seek investment capital in the belief that this will allow more rapid growth and make its ability to continue operations less doubtful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations. The failure to adequately fund its capital requirements could have a material adverse effect on its business, financial condition and results of operations. Moreover, the sale of additional equity securities plus derivative securities to raise financing will result in additional dilution to the Company’s stockholders and incurring additional indebtedness could involve the imposition of covenants that restrict its operations. Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific business initiatives.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements. These policies are contained in Note 1 to the consolidated financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at April 30, 2020, December 31, 2019 and 2018. The carrying value of the financial instruments included in the Company’s consolidated financial statements approximated their fair values.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at, or approximate, fair value as of the reporting date because of their short-term nature.

The carrying value of the notes payable approximates fair value as they bear market rates of interest.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Committee 606 (“ASC 606”), Revenue from Contracts with Customers, which provides guidance on how revenue with customers should be recognized.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing service. Revenue from product sold is recognized when obligations with the customer are satisfied, which generally occurs with the transfer or delivery of the product, signifying the point in time when the customer obtains control of the promised goods. Our performance obligation is delivering the product to the customer; and therefore, the transaction price, which is stated on the invoice, is allocated 100% to the sole performance obligation of product delivery. Revenue from service, if applicable, would be recognized when the services are provided, or the customer receives the benefit, which is over time.

Our sales policies do not provide for general rights of return, and payment is due net of 60 days. We do not record estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives at the time of the sale. We also do not record estimated reserves for product returns and credits at the time of sale and anticipated uncollectible accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2019 and 2018, the allowance for doubtful accounts was $0. Also, at April 30, 2020, the allowance for doubtful accounts was $0.

Stock-Based Compensation

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free interest rate from 1.60-2.56% in 2019, dividend yield of 0%, expected life of 3.25 - 5 years and volatility of 71.70%; and 2.55-2.85% in 2018, dividend yield of 0%, expected life of 3.25 – 10 years and volatility of 71.70%. For the period ending April 30, 2020, no stock-based compensation has been issued.

Off Balance Sheet Transactions and Related Matters

There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

Disclosure of Contractual Obligations

Effective December 31, 2016, the Company entered into an Exclusive Patent Licenses Agreement with CBI Polymers, Inc. ("CBI"), pursuant to which the Company would sell DeconGel™ and pay 10% of the net selling price to CBI, as a license fee.

As discussed in Note 3 of the consolidated financial statements, the Company is party to certain debt instruments related to its vehicles and equipment.

Material Events

On March 26, 2020, WSC merged with Lux Amber, Corp. and WSC is now a wholly owned subsidiary of Lux Amber, Corp. “LAC”. Its principal executive offices are located at 145 Rose Lane, Suite 102, Frisco, Texas 75036. LAC’s corporate telephone number is 214-729-4003. LAC does have a stock symbol, which is LXAM.

Effective May 18, 2018, Mr. Paul Williams was appointed to the Board of Directors of the Company. Contemporaneously with such appointment, the Board of Directors of the Company appointed Mr. Williams to assume the role of Chief Financial Officer and Vice Chairman. Subsequently, on February 3, 2020 Mr. Williams was also elected as the President of the company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lux Amber, Corp. and Subsidiaries

April 30, 2020, December 31, 2019 And December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lux Amber, Corp.

We have audited the accompanying consolidated balance sheets of Lux Amber, Corp. and subsidiaries (the “Company”), as of April 30, 2020, December 31, 2019 and December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the four month period ended April 30, 2020, and the years ended December 31, 2019 and December 31, 2018. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020, December 31, 2019 and December 31, 2018, and the results of their operations and their cash flows for the four month period ended April 30, 2020 and the years ended December 31, 2019 and December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2020.

/s/ Whitley Penn LLP

Dallas, Texas

August 14, 2020

Lux Amber, Corp. and Subsidiaries

Consolidated Balance Sheets

April 30, 2020, December 31, 2019 And December 31, 2018

	April 30, 2020	December 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,185	$408,338	$104,812
Accounts receivable	106,876	85,359	51,997
Inventory	131,205	145,747	69,197
Prepaid expenses	8,711	1,298	27,312
Other current assets	770	90,770	2,765
Total current assets	296,747	731,512	256,083

GOODWILL	2,294,953	2,294,953	2,294,953

INTANGIBLES	15,000	15,000	–

OTHER LONG-TERM ASSETS	12,700	12,700	–

FIXED ASSETS
Furniture, fixtures, and office equipment	26,191	–	–
Vehicles and trailers	194,140	194,140	208,693
Equipment	608,274	573,267	458,001
Leasehold improvements	12,190	12,190	28,854
Assets in process	44,551	41,061	–
	885,345	820,658	695,548
Accumulated depreciation	(316,086)	(269,128)	(178,554)
Fixed assets, net	569,259	551,530	516,994

RIGHT OF USE ASSETS	423,815	439,240	–

TOTAL ASSETS	$3,612,474	$4,044,935	$3,068,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$288,864	$167,539	$169,149
Accrued expenses	805,853	646,410	126,751
Related party payables	85,603	108,058	461,913
Notes payable – current portion	762,889	512,889	36,543
Right of use liabilities – current portion	190,262	186,805	–
Total current liabilities	2,133,471	1,621,701	794,356

NON-CURRENT LIABILITIES
Notes payable	27,585	35,660	55,126
Right of use liabilities	236,782	242,574	–

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 75,000,000 shares authorized; 29,441,708 issued and outstanding as of April 30, 2020, and 28,053,167 issued and outstanding as of December 31, 2019, and 25,531,293 issued and outstanding as of December 31, 2018.	2,943	2,806	2,553
Additional paid-in-capital	14,095,093	13,538,623	10,020,231
Accumulated deficit	(12,884,427)	(11,390,098)	(7,778,036)
Total Lux Amber, Corp. stockholders' equity	1,213,609	2,151,331	2,244,748
Non-controlling interest	1,027	(6,331)	(26,200)
Total equity	1,214,636	2,145,000	2,218,548

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,612,474	$4,044,935	$3,068,030

The accompanying notes are an integral part of these consolidated financial statements.

Lux Amber, Corp. and Subsidiaries

Consolidated Statements of Operations

April 30, 2020, December 31, 2019 And December 31, 2018

	For the Four Months Ended April 30, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

REVENUE	$218,963	$976,671	$1,164,304
COST OF GOODS SOLD	329,666	932,032	772,656

Gross profit (loss)	(110,703)	44,639	391,648

OPERATING EXPENSES
General and administrative	838,966	3,358,631	3,031,201
Selling	72,148	150,602	279,739
Depreciation and amortization	99,580	172,246	110,866
Total operating expenses	1,010,694	3,681,479	3,421,806

OTHER (INCOME) EXPENSE
Interest income	–	(255)	(11)
Interest expense	28,784	22,596	7,894
Other (income) expense	336,790	(66,989)	60,794
Total other (income) expense	365,574	(44,648)	68,677

Net loss	(1,486,971)	(3,592,192)	(3,098,835)

Less: net income (loss) attributable to non-controlling interest	7,358	19,869	(29,059)

NET LOSS attributable to Lux Amber, Corp.	$(1,494,329)	$(3,612,061)	$(3,069,776)

Basic and diluted loss per share	$(0.05)	$(0.14)	$(0.12)

Weighted average shares - basic and diluted	28,046,859	26,221,108	25,008,486

The accompanying notes are an integral part of these consolidated financial statements.

Lux Amber, Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

April 30, 2020, December 31, 2019 And December 31, 2018

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total

Balance as of December 31, 2017	24,300,326	$2,430	$7,661,882	$(4,711,007)	$–	$2,953,305

Warrants exercised	597,332	60	298,606	–	–	298,666
Common stock issued for cash	583,635	58	875,395	–	–	875,453
Options exercised	50,000	5	495	–	–	500
Share based compensation	–	–	–	1,171,753	–	1,171,753
Warrant modification	–	–	–	12,100	–	12,100
Cumulative retained earnings of PCNM	–	–	–	2,746	2,859	5,605
Net loss	–	–	–	(3,069,776)	(29,059)	(3,098,835)

Balance as of December 31, 2018	25,531,293	$2,553	$10,020,231	$(7,778,037)	$(26,200)	$2,218,547

Warrants exercised	260,000	26	129,974	–	–	130,000
Common stock issued for cash	825,332	83	1,237,917	–	–	1,238,000
Options exercised	50,000	5	495	–	–	500
Notes payable converted to common stock	1,386,542	139	499,861	–	–	500,000
Share based compensation	–	–	1,650,145	–	–	1,650,145
Net loss	–	–	–	(3,612,061)	19,869	(3,592,192)

Balance as of December 31, 2019	28,053,167	$2,806	$13,538,623	$(11,390,098)	$(6,331)	$2,145,000

Common stock repurchased	–	(2)	(22,392)	–	–	(22,394)
Existing LXAM shares outstanding when acquired	2,000	–	–	–	–	–
Notes payable converted to common stock	1,386,541	139	499,861	–	–	500,000
Share based compensation	–	–	79,001	–	–	79,001
Net loss	–	–	–	(1,494,329)	7,358	(1,486,971)

Balance as of April 30, 2020	29,441,708	$2,943	$14,095,093	$(12,884,427)	$1,027	$1,214,636

The accompanying notes are an integral part of these consolidated financial statements.

Lux Amber, Corp. and Subsidiaries

Consolidated Statements of Cash Flows

April 30, 2020, December 31, 2019 And December 31, 2018

	For the Four Months Ended April 30, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,486,971)	$(3,592,192)	$(3,098,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,580	172,246	110,866
Bad debt expense	–	5,709	–
Loss on sale of asset	1,215	35,743	44,093
Share based compensation	79,001	1,650,145	1,171,753
Warrant modification	–	–	12,100
Right to use interest	4,319	5,960	-–
Changes in operating assets and liabilities:
Accounts receivable	(21,517)	(39,071)	(2,394)
Inventory	14,542	(76,550)	(6,656)
Prepaid expenses	(7,413)	26,014	(19,107)
Other current assets	–	1,995	28,337
Accounts payable and accrued expenses	280,268	518,049	153,707
Due to related parties	(22,455)	(353,855)	355,450
Net cash used in operating activities	(1,058,927)	(1,645,807)	(1,250,686)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of licenses	–	(15,000)	-–
Expenditures for property and equipment	(65,904)	(218,933)	(51,405)
Proceeds from sale of property and equipment	–	–	4,500
Net cash used in investing activities	(65,904)	(233,933)	(46,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on convertible notes payable	840,000	910,000	–
Payments on notes payable	(8,075)	(17,121)	(48,102)
Payments on right of use liabilities	(43,853)	(78,113)	–
Proceeds from the sale of common stock	–	1,238,000	875,453
Payments on the (repurchase) of common stock	(22,394)	–	–
Proceeds from execution of warrants	–	130,000	298,666
Proceeds from stock options exercised	–	500	500
Net cash provided by financing activities	765,678	2,183,266	1,126,517

TOTAL (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(359,153)	303,526	(171,074)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	408,338	104,812	275,886

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,185	$408,338	$104,812

NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes payable converted to common stock	$500,000	$500,000	$–
Property and equipment purchased under financing agreements	$–	$–	$71,534
Non-cash relief of debt for property no longer payable due to departure of executive	$–	$–	$16,931
Cumulative retained earnings impact PCNM	$–	$–	$5,605
Non-cash trade in of vehicle and associated debt	$30,905	$26,000	$24,000
Convertible notes payable in other assets	$–	$(90,000)	$–
Right of use asset addition	$68,104	$–	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$5,232	$8,842	$7,932

The accompanying notes are an integral part of these consolidated financial statements.

Lux Amber, Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Worldwide Specialty Chemicals Inc., (“WSC”) a Delaware Corporation formed on March 26, 2014 is an international specialty chemical company. On March 26, 2020, WSC merged with Lux Amber, Corp and WSC is now a wholly owned subsidiary of Lux Amber, Corp (“LAC”). Its principal executive offices are located at 145 Rose Lane, Suite 102, Frisco, Texas 75036.

LAC has three (3) wholly owned subsidiaries, Worldwide Specialty Chemicals, Inc. (“WSC”), Industrial Chem Solutions, Inc. (“ICS”), and Safeway Pest Elimination, LLC, (“SPE”); a fourth subsidiary, PCNM, LLC (“PCNM”), is 49% owned. SPE was formed July 16, 2018. LAC, ICS, and SPE serve as both a producer and distributor of environmentally safe, specialty chemicals. PCNM is a Service Disabled Veteran owned small business that sells to government agents. LAC, ICS, and SPE are located 145 Rose Lane, Suite 102, Frisco, TX 75036.

LAC, ICS and SPE products utilize all-natural and renewable resources, contain no dangerous chemicals or additives, and offer “green” solutions to its customers. ICS’s product line includes asphalt release agents, industrial cleaners, environmental remediation gels, odor control agents, and consumer friendly cleaners for a wide range of uses, including construction, environmental remediation, hazardous materials clean-up, nuclear decommissioning, industrial cleaning, and odor control. SPE products are designed for the elimination and control of pest.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) is as follows.

Basis of Consolidation

The consolidated financial statements include the accounts of LAC, ICS, SPE, and PCNM. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, related party payables, and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at April 30, 2020, December 31, 2019 and 2018. The carrying value of the financial instruments included in the Company’s consolidated financial statements approximated their fair values.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and related party payables are carried at, or approximate, fair value as of the reporting date because of their short-term nature.

The carrying value of the notes payable approximates fair value as they bear market rates of interest.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share has not been presented because there are no dilutive items. Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise or conversion price of the items.

For the period ended April 30, 2020, years ended December 31, 2019 and 2018, approximately 82,668, 82,668 and 342,668 common stock warrants, respectively, and 6,469,750, 7,309,750, and 5,059,750 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants and options would be antidilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at several financial institutions located throughout the United States, which at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At April 30, 2020, December 31, 2019, and 2018, the allowance for doubtful accounts was $0.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Committee 606 (“ASC 606”), Revenue from Contracts with Customers, which provides guidance on how revenue with customers should be recognized.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing service. Revenue from product sold is recognized when obligations with the customer are satisfied, which generally occurs with the transfer or delivery of the product, signifying the point in time when the customer obtains control of the promised goods. Our performance obligation is delivering the product to the customer; and therefore, the transaction price, which is stated on the invoice, is allocated 100% to the sole performance obligation of product delivery. Revenue from service, if applicable, would be recognized when the services are provided, or the customer receives the benefit, which is over time. For the period ended April 30, 2020 and the years ended December 31, 2019 and 2018, all revenue was from products sold.

Our sales policies do not provide for general rights of return, and payment is due net of 60 days. We do not record estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives at the time of the sale. We also do not record estimated reserves for product returns and credits at the time of sale and anticipated uncollectible accounts.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. The carrying value of inventory is reduced for estimated obsolescence. The Company evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand.

The following table sets forth the components of the Company’s inventory balances as of:

	April 30, 2020	December 31, 2019	December 31, 2018
Finished goods	$92,568	$89,033	$35,963
Raw materials	55,927	74,004	29,292
Packaging supplies	–	–	3,942
Obsolescence	(17,290)	(17,290)	–
	$131,205	$145,747	$69,197

Fixed Assets

Fixed assets consist of furniture, fixtures and office equipment, vehicles and trailers, equipment and leasehold improvements that are stated at cost, less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to earnings over their estimated service lives (3 – 10 years) under the straight-line method.

Maintenance and repairs are charged to earnings as incurred; major repairs and replacements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Property and equipment operated under material leases which transfer substantially all benefits and risks associated with the assets to the Company are capitalized. An asset and liability equal to the present or fair value, if appropriate, of minimum payments over the term of the leases are recorded. Depreciation of the asset is computed using the straight-line method over the life of the asset. Expenses associated with operating leases are charged to income as incurred.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than the carrying amount, management determines if the reporting unit’s carrying value exceeds its fair value and records an impairment for such amounts. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than the carrying value. Management does not consider the value of goodwill recorded for ICS in the accompanying consolidated balance sheet to be impaired as of April 30, 2020.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payments in accordance with FASB Codification Topic 718, Compensation — Stock Compensation, (ASC 718). Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. The fair value at the measurement date of stock options is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the vesting period based on the estimated number of stock options that are expected to vest. The Company estimates forfeitures to be 50% for options that vest over time.

Income Taxes

The Company accounts for Federal and state income taxes using the asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax basis of assets and liabilities.

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of April 30, 2020, December 31, 2019 and 2018.

From time to time, the Company may be audited by taxing authorities. These audits could result in proposed assessments of additional taxes. The Company believes that its tax positions comply in all material respects with applicable tax law. However, tax law is subject to interpretation, and interpretations by taxing authorities could be different from those of the Company, which could result in the imposition of additional taxes. The Company’s federal returns since 2016 are still subject to examination by taxing authorities.

Prepaid Expenses

Prepaid expenses consist of expenses the Company has paid for prior to the service or good being provided. These prepaid expenses will be recorded as expense at the time the service has been provided.

License Fee

ICS pays 10% of the net selling price to CBI, as a mutually acceptable license fee. E. Thomas Layton, Chairman and CEO of LAC, is also the Chairman and CEO and controlling shareholder of CBI Polymers, Inc.

Advertising Costs

The Company recognizes expenses for advertising costs as they are incurred. Advertising costs were $12,538, $22,099, and $102,389 for the period ended April 30, 2020 and the years ended December 31, 2019 and 2018, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses, resulting in an accumulated deficit of $12,884,427 at April 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. As such, the Company, as a publicly trading company is arranging for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

The Company is actively seeking growth of its service offerings, both organically and via new client relationships. In the ordinary course of the Company’s business, management is trying to raise additional capital through sales of common stock as well as seeking debt financing from third parties. There are current indications that additional financing will be available on favorable terms. In addition, the company is working to establish creditworthiness by establishing a line-of-credit and entering into a sale-leasee back on certain assets. If additional financing is not available, the Company will need to reduce salaries, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations, including potential discontinuance of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders. Additionally, incurring additional indebtedness could involve an increased debt service cash obligation, as well as the imposition of covenants that restrict the Company’s operations or the Company’s ability to perform on its current debt service requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the company recognizes the significant impact of additional financing, the company is an emerging growth company serving large and growing markets and it will continue to sell securities and enter into financing programs which are deemed to be prudent.

Recently Issued Accounting Pronouncements

Pronouncements Recently Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. Adoption of this guidance in the four month period ended April 30, 2020 did not impact the Company’s financial statements.

Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses, which amends how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, which applies to trade accounts receivable and the calculation of the allowance for uncollectible accounts receivable. The new standard will become effective for the Company for annual and interim periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable relate to trade receivables from product sales made by the Company. Accounts receivable consist of the following at April 30, 2020, December 31, 2019 And December 31, 2018:

	April 30, 2020	December 31, 2019	December 31, 2018
Trade receivables	$106,876	$85,359	$51,997

3. NOTES PAYABLE

Convertible Promissory Notes Payable

Throughout August 2019, the Company issued $500,000 of convertible debentures. The debentures are convertible into shares of the Company's common stock at the maturity date of November 15, 2019 and pay any unpaid interest at a rate of 8%. On November 15, 2019, the debentures were converted into 1,386,542 shares of common stock at a rate of $0.3606093 per share. Accrued interest paid amounted to $7,310.

Throughout December 2019, the Company issued a second round of $500,000 of convertible debentures. The debentures are convertible into shares of the Company's common stock at the maturity date of April 15, 2020 and pay any unpaid interest at a rate of 8%. As of December 31, 2019, $90,000 had not yet been funded and is recorded in other current assets on the balance sheet. The second round of debentures had not been converted and the accrued interest unpaid amounted to $1,035 as of December 31, 2019. In April 2020, the debentures noted above were converted to 1,386,541 shares of common stock at a price of $0.3606093 per share and all accrued interest was paid in the amount of $11,566.

During the first four months ended April 30, 2020, the Company issued a third round of convertible debentures worth $750,000. The debentures are convertible into shares of the Company's common stock at the maturity date of September 15, 2020 and pay any unpaid interest at a rate of 8%. As of April 30, 2020, this third round of debentures had not been converted and the accrued interest unpaid amounted to $14,992.

Vehicles and Equipment Notes Payable

The Company has one note payable relating to the purchase of a Company vehicle as of April 30, 2020. The balance outstanding under the note payable was $40,474 as of April 30, 2020. The note payable bears interest of 5.99% with principal and interest due monthly. The note matures in September 2023. The Company had the same note payable relating to the purchase of a Company vehicles as of December 31, 2019. The balance outstanding under the note payable was $48,549 at December 31, 2019.

The Company’s future minimum principal payments as of April 30, 2020 are as follows:

2021	$12,889
2022	12,889
2023	12,889
2024	1,807
$40,474

4. ACCRUED EXPENSES

Accrued expenses, consisting of accrued salaries for officers and executive management, include the following balance at April 30, 2020, December 31, 2019 and 2018:

	April 30, 2020	December 31, 2019	December 31, 2018
Accrued Compensation	$469,004	$237,000	$126,751
Other Accrued Expenses	336,849	409,410	–
	$805,853	$646,410	$126,751

5. INCOME TAXES

The Company elected C Corporation tax status upon inception in 2014. Net operating losses (“NOL”) totaled $13,047,319 as of April 30, 2020, and may be carried forward to offset future taxable income. As future taxable income is uncertain, a full valuation allowance has been recorded and accordingly, no current provision for income tax has been recorded in the accompanying statements of operations. NOL carry-forward benefits begin to expire in 2035.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the period ending April 30, 2020 and years ended December 31:

	April 30, 2020	December 31, 2019	December 31, 2018
Tax benefit calculated at statutory rate	21.00%	21.00%	21.00%
Expense not deductible	(0.05)	(0.06)	(0.15)
Changes to valuation allowance	(20.95)	(20.94)	(20.85)
Provision for income taxes	0%	0%	0%

A deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense or benefit in the accompanying consolidated statements of operations are the result of changes in the assets and liabilities for deferred taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount for any tax benefits that, based on available evidence, are not expected to be realized. Income tax expense is the current tax payable or refundable for the year plus or minus the net change in the deferred tax assets and liabilities. Deferred income taxes of the Company arise from the temporary differences between financial statement and income tax recognition of NOL carry-forwards.

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components:

	April 30, 2020	December 31, 2019	December 31, 2018
Net non-current deferred tax assets:
Net operating loss carry-forward	$2,739,937	$2,418,457	$1,673,655
Fixed assets	13,929	23,147	52,286
Net non-current deferred tax liabilities:
Intangible assets	(9,293)	(10,067)	(10,841)
Net	2,744,573	2,431,537	1,715,100
Less valuation allowance	(2,744,573)	(2,431,537)	(1,715,100)
Net deferred taxes	$–	$–	$–

6. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

The Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) ASU 2016-02, Leases on January 1, 2019 on a modified retrospective basis. The initial adoption of the standard recognized right-of-use assets of $493,832 and lease liabilities of $498,361 on the Company’s consolidated balance sheet with no impact on the Company's results of operations. The Company elected the hindsight practical expedient and the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases.

As of April 30, 2020, the weighted average remaining lease term and weighted average discount rate for financing leases was 2.9 years and 4.29%, respectively. The Company's future financing lease obligations that have not yet commenced are immaterial. For period ended April 30, 2020, and year ended December 31, 2019, the Company's cash paid for financing leases was $40,757 and $77,618, and short-term lease costs were $0 and $82,579, respectively.

The Company’s undiscounted annual future minimum lease payments as of April 30, 2020 consist of:

2020	$175,865
2021	161,431
2022	85,699
2023	11,483
2024	10,526
Total lease payments	445,004
Interest	(17,960)
Present value of lease liabilities	$427,044

Concentrations

For the year ended April 30, 2020, the Company had one customer that represented 12% of total sales.

For the year ended December 31, 2019, the Company had two customers that represented 19% and 14% of total sales.

For the year ended December 31, 2018, the Company had one customer that represented 12% of total sales.

As of April 30, 2020, the Company had two customers that accounted for 30% and 11%, respectively of accounts receivable. As of December 31, 2019, the Company had three customers that accounted for 38%, 22%, and 15% of accounts receivable. As of December 31, 2018, the Company had four customers that accounted for 29%, 18%, 15%, and 12% of accounts receivable.

7. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

As of April 30, 2020, December 31, 2019, and 2018, the authorized share capital of the Company consisted of 75,000,000 shares of common stock with $0.0001 par value. No other classes of stock are authorized.

Warrants

Through June 30, 2017, there were $2,885,000 in notes payable issued. These notes came with one warrant for each dollar borrowed for a total 2,885,000 warrants at an exercise price of $0.50, all of which expire on December 31, 2017. On February 9, 2018, the expiration date of the warrants was extended to December 31, 2018. The fair value of these warrants upon issuance was $0. These warrants expired on December 31, 2018.

On March 31, 2017, the Company issued 600,000 warrants at an exercise price of $.50 for services provided to a consultant. The warrants expire on March 31, 2024. The fair value of these warrants upon issuance was $302.

There were 260,000 warrants exercised during the year ended December 31, 2019 at $.50 per share for a total cash amount of $130,000. There were 597,332 warrants exercised during the year ended December 31, 2018 at $.50 per share for a total cash amount of $298,666.

As of April 30, 2020, December 31, 2019, and 2018, there were 82,668, 82,668 and 342,668 common stock warrants outstanding, respectively, with an exercise price of $0.50. On December 31, 2018, 170,000 warrants expired.

Period	Beg. Balance	Issued	Exercised	Expired	End. Balance
2014	–	2,500,000	–	–	2,500,000
Q4 2016	2,500,000	385,000	–	–	2,885,000
Q1 2017	2,885,000	2,500,000	–	–	5,385,000
Q2 2017	5,385,000	600,000	–	–	5,985,000
Q3 2017	5,985,000	–	–	2,500,000	3,485,000
Q4 2017	3,485,000	–	2,375,000	–	1,110,000
Q1 2018	1,110,000	–	80,000	–	1,030,000
Q2 2018	1,030,000	–	332,332	–	697,668
Q3 2018	697,668	–	125,000	–	572,668
Q4 2018	572,668	–	60,000	170,000	342,668
Q1 2019	342,668	–	–	–	342,668
Q2 2019	342,668	–	70,000	–	272,668
Q3 2019	272,668	–	190,000	–	82,668
Q4 2019	82,668	–	–	–	82,668
April 30, 2020	82,668	–	–	–	82,668

Stock option plan

Effective February 1, 2017, the Company established the 2016 Stock Option Plan (the “Plan”). The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan is 5,500,000. Eligible individuals include any employee or director of the Company and any consultant providing services to the Company. The expiration date and exercise price for each stock option grant are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 1, 2027. On March 18, 2018, the Plan was amended to increase the maximum number of shares of stock that may be issued to 5,000,000. On July 10, 2018, the Plan was amended to increase the maximum number of shares of stock that may be issued to 5,500,000. In November of 2019, the Plan was further amended to increase the shares of stock that may be issued to 10,000,000.

Stock option activity during the period ended April 30, 2020 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of year	7,309,750	$0.00 - 1.50	$1.18	117 months
Granted	–	$–	$–
Exercised	–	$–	$–
Canceled or expired	–	–	–
Outstanding - end of year	7,309,750	$0.00 - 1.50	$1.18	113 months

Exercisable - end of year	6,469,750		$0.91	95 months

Stock option activity during the year ended December 31, 2019 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of year	5,059,750	$0.00 - 1.50	$0.39	104 months
Granted	2,300,000	$1.50	$1.50
Exercised	50,000	$0.01	$0.01
Canceled or expired	–	–	–
Outstanding - end of year	7,309,750	$0.00 - 1.50	$1.18	117 months

Exercisable - end of year	6,366,417		$0.91	99 months

Stock option activity during the year ended December 31, 2018 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of year	3,439,750	$0.00 - 1.50	$0.39
Granted	1,670,000	$0.00 - 1.50	$0.39
Exercised	50,000	$0.01	$0.01
Canceled or expired	–	–	–
Outstanding - end of year	5,059,750	$0.00 - 1.50	$0.39	104 months

Exercisable - end of year	4,099,417		$0.42	106 months

The fair value of each option grant is calculated using the following assumptions:

	April 30, 2020	2019	2018
Expected life – years	NA	3.25 – 5	3.25 – 10
Interest rate	NA	1.60-2.56%	2.55-2.85%
Volatility	NA	71.70%	71.70%
Dividend yield	–%	–%	–%

Aggregate intrinsic value for all options outstanding as of April 30, 2020, December 31, 2019, and December 31, 2018, respectively, was $2,339,120, $2,339,120, and $5,616,323. Aggregate intrinsic value for all options exercisable as of April 30, 2020, December 31, 2019, December 31, 2018 respectively, was $3,817,152, $3,756,186, and $4,427,370. The fair value of all shares that vested during period ended April 30, 2020 and the years ended December 31, 2019 and 2018 was $1,729,145, $1,569,105 and $1,146,974, respectively.

Total share-based compensation expense (including stock grants) included in salaries and wages was $79,001 for the period ended April 30, 2020 and the years ended December 31, 2019 and 2018 was $1,650,145 and $1,171,753, respectively. Unamortized share-based compensation expense as of April 30, 2020 amounted to $460,381, which is expected to be recognized over the next 31 months.

8. RELATED PARTY TRANSACTIONS

Throughout the year ending April 30, 2020 and 2019, the Company incurred consulting fees of $217,000 and $299,710, respectively, to three current shareholders. The unpaid balance due was $176,000 and $80,000 as of April 30, 2020 and December 31, 2019, respectively, is included in accounts payable in the accompanying consolidated financial statements.

The Company has a consulting agreement with an entity owned by an officer of the company.

The Company is in effect a sales representative of CBI pursuant to the Exclusive Patent License Agreement between the Company and CBI. CBI and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI and the Company other than those discussed in this report. As of April 30, 2020, $590 was due to CBI Polymers.

In fiscal year 2020, the Company received $35,000 from a related party, Maine Consultants, Inc. and in exchange therefor, issued a promissory note to Maine Consultants. On May 13, 2020 the promissory note was paid in full.

Two separate related parties are allowing the Company to rent vehicles for a monthly fee of $1,650 and $2,957. For the four month period ended April 30, 2020, the Company paid a total of $6,600 and $5,628 for those vehicles. For the year ended December 31, 2019, the Company paid a total of $12,391 and $24,195 for those same vehicles.

9. SUBSEQUENT EVENTS

Throughout May 2020, the Company has issued an additional $1,000,000 of convertible debentures. The debentures are convertible into shares of the Company’s common stock at the maturity date of September 15, 2020 and pay any unpaid interest at the rate of 8%. As of July 31, 2020, $525,500 has been funded.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. In March 2020, we noticed a strong decline in orders from our customers, as businesses around the country began to cease their operations due to COVID-19. In an attempt to mitigate the ongoing impact of the pandemic on our cash flows certain actions were taken. The actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, reducing capital expenditures, and reducing travel for business development purposes.

The Paycheck Protection Program (“PPP”) loan is a loan from the U.S. Small Business Administration (“SBA”) that helps businesses keep their workforce employed during the Coronavirus (COVID-19) crisis. SBA will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent, mortgage interest, or utilities. On May 8, 2020, the Company received a PPP loan in the amount of $100,344.

Continued impacts of the pandemic have had a material adverse impact on our revenues, earnings, liquidity and cash flows, and may require additional actions in response, including, but not limited to, employee layoffs, reduced production, or further expense reductions, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time.

10. COMPARITIVE CONSOLIDATED FINANCIALS (UNAUDITED)

Lux Amber, Corp. and Subsidiaries

Comparative Consolidated Statement of Operations

April 30, 2020 And April 30, 2019 (Unaudited)

	For the Four Months Ended April 30, 2020	For the Four Months Ended April 30, 2019 (Unaudited)

REVENUE	$218,963	$186,880
COST OF GOODS SOLD	329,666	167,476

Gross profit	(110,703)	19,404

OPERATING EXPENSES
General and administrative	838,966	706,302
Selling	72,148	57,993
Depreciation and amortization	99,580	1,927
Total operating expenses	1,010,694	766,222

OTHER (INCOME) EXPENSE
Interest income	–	(44)
Interest expense	28,784	2,536
Other (income) expense	336,790	11,676
Total other (income) expense	365,574	(61,746)

Net loss	(1,486,971)	(685,072)

Less: net loss attributable to non-controlling interest	7,358	(1,718)

NET LOSS attributable to Lux Amber, Corp.	$(1,494,329)	$(683,354)

Basic and diluted loss per share	$(0.05)	$(0.03)

Weighted average shares - basic and diluted	28,046,859	25,969,293

Lux Amber, Corp. and Subsidiaries

Consolidated Statements of Cash Flows

April 30, 2020 And April 30,2019 (Unaudited)

	For the Four Months Ended April 30, 2020	For the Four Months Ended April 30, 2019 (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,486,971)	$(685,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,580	1,927
Loss on sale of asset	1,215	9,668
Interest expense accrued	–	168,428
Share based compensation	79,001	165,232
Right to use interest	4,319	–
Changes in operating assets and liabilities:
Accounts receivable	(21,517)	(48,621)
Inventory	14,542	(149,855)
Prepaid expenses	(7,413)	9,086
Other current assets	–	(11,545)
Accounts payable and accrued expenses	280,268	255,378
Right of use interest	–	–
Due to related parties	(22,455)	(124,454)
Net cash used in operating activities	(1,058,927)	(409,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on hand	–	(300)
Purchase of licenses	–	(15,000)
Expenditures for property and equipment	(65,904)	20,867
Net cash used in investing activities	(65,904)	(5,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on convertible notes payable	840,000	–
Payments on notes payable	(8,075)	(28,927)
Payments on right of use liabilities	(43,853)	(2,671)
Proceeds from sale (repurchase) of common stock	(22,394)	582,000
Proceeds from execution of warrants	–	–
Proceeds from stock options exercised	–	500
Net cash provided by financing activities	765,678	550,902

TOTAL (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(359,153)	135,507
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	408,338	104,812
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,185	$240,319

NONCASH INVESTING AND FINANCING ACTIVITIES:

Convertible notes payable converted to common stock	$500,000	$–
Non-cash trade in of vehicle and associated debt	$30,905	$26,000
Right of use asset addition	$68,104	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$5,232	$5,232

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Its chief executive officer assessed the effectiveness of its internal control over financial reporting as of April 30, 2020. In making this assessment, its management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Its chief executive officer has concluded that, its internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Its chief executive officer reviewed the results of his assessment with its board of directors. In 2020, the chief executive officer had determined that the internal control over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Based on its evaluation under this framework in 2020, management concluded that its internal control over financial reporting was not effective due to the factors stated below.

•	Insufficient Resources: The Company has inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

•	Inadequate Segregation of Duties: The Company has inadequate number of personnel to properly segregate duties to implement control procedures.

•	Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: The Company does not have a functioning audit committee or outside directors on its board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

This annual report does not include an attestation report of its Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding each person who served as an officer or director at any time during fiscal period ended April 30, 2020.

Name	Age	Positions with the Company
E. Thomas Layton	84	Chairman of the Board, Chief Executive Officer
Paul O. Williams	64	Vice Chairman, Chief Financial Officer, and President
Robert E. Moreland	49	President of Industrial Chem Solutions, Inc.
Jeannine M. Dupuis	76	Vice President of Marketing Services

E. Thomas Layton, 84, has been Chairman, CEO and Director of the Company since September 2015. From January 2014 until May 2018 he also served as the Company’s Chief Financial Officer and Chief Accounting Officer. From January 2014 until September 2015 he was the senior advisor to KT Chemicals, Inc. From 2013, he was CEO and is currently the Chairman of CBI Polymers, Inc., and for nine months in 2012 he was Acting CEO of LAXAIOSR, a clinical research organization. From 1998 until 2014 he was also an independent consultant to a variety of companies. From 1998 until 2009 most of his consulting clients were in the chemical industry, although beginning in 2009 and continuing through 2010, 2011 and 2012 he was consulting primarily to real estate related businesses including hotels and commercial developments, assisting them with restructuring and refinancing. In the course of this work he also served as a court authorized debtor-in-possession manager, shepherding real property projects through Chapter 11 Bankruptcy. From 1994 to 1998 he was CEO of Deepwater Iodide (now Deepwater Chemicals), and from 1976 to 1990 he was CEO of Bishopric, Inc., a construction engineering and manufacturing business which he grew from sales of $9 million to $122 million. Prior to that he managed the worldwide chemical business of G.D. Searle, and prior to that he worked in positions of increasing responsibility at Mallinckrodt Chemical, ultimately reporting directly to the Chairman of the Board. He holds an AB Degree from Central Methodist College with a major in Chemistry. Mr. Layton is CEO and a Director of the Company because of his long and successful history in sales and management, especially in the chemical industry.

Mr. Layton’s specific experience, qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Has served as CEO and Chairman of the Company since September 2015

•	A seasoned manager

Executive Officer

Paul O. Williams, 64, has been the Vice Chairman, President and Chief Financial Officer since May 18, 2018.

Mr. Williams graduated from Austin College in Sherman, Texas is 1978 and the Institute for Organization Management in Washington, DC in 1982. Since 2007, Mr. Williams has served as Chief Executive Officer of Bison Financial Group, Inc. in Plano, Texas, a corporate financial advisory and business development firm serving middle market growth companies. Mr. Williams personally provides corporate financial advisory and business development consulting services.

In addition, Mr. Williams also serves as an officer and director of two other public companies. Mr. Williams currently serves as Vice Chairman of the Board, Chief Financial Officer, and Treasurer of Financial Gravity Companies, Inc. (OTCQB: FGCO) in Austin, Texas since 2015. Mr. Williams also currently serves as Chairman of the Board & Chief Financial Officer of Light Engine Design Corp. (OTC: TLED) in Frisco, Texas since 2017.

Mr. Williams also serves as Vice Chairman of the Board of Dynamic Chemical Solutions, Inc. in Frisco, Texas since 2016;

Mr. Williams served five years on the Board of the Texas Economic Development Council in Austin. He is a past Chairman of the Board of the Frisco Chamber of Commerce and recently completed his 12th year on their Board of Directors. He is also a recipient of the CFO of the Year award for North Texas by the Dallas Business Journal.

The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to the conclusion that he is qualified to serve as a director for the Company. Mr. Williams’ specific experience qualifications, attributes or skills that led to the conclusion that he should serve as a director for the Company:

•	Over 42 years of business experience, primarily in capital markets and mergers & acquisitions.

•	Chief Executive Officer of Bison Financial Group, Inc., a corporate financial advisory and business development firm serving middle market growth companies.

•	Has served as both an officer and director of other public companies.

Executive Officer, Significant Subsidiary

Robert E. Moreland, 49, has been the President of ICS (a wholly owned subsidiary of the Company) since February 2019. In this role, Mr. Moreland is responsible for implementing the strategy for establishing Regional Service Centers and in developing new and improved Asphalt Release application equipment, both asphalt plant based and the SLIK TRAILERTM mobile system.

Critical to servicing an expanding customer base is an economical transportation fleet. Mr. Moreland’s experience in fleet management is extensive in that he was the founder and owner of Robert Moreland Trucking, LLC and Lone Star Logistics, LLC. His trucking companies were all DOT compliant, as is the ever-expanding ICS fleet.

Jeannine M. Dupuis, 76, has been the Vice President of Marketing Services for the Company since February 2019. In this role, Ms. Dupuis is responsible for establishing and maintaining business systems, including communications with all of the Company’s customers and vendors, as well as the toll blending partners that are the core of ICS’s Regional Service Centers.

Ms. Dupuis’s successful business career has included owning and operating vocational schools and twenty-five years of service in management roles with JC Penney’s Financial Division and with the Aegon Insurance Company, which was the successor to the JC Penney’s Insurance business unit. With JC Penney and Aegon, Ms. Dupuis’s responsibilities included managing teams that were responsible for new product and business systems development and in auditing of marketing partners’ compliance with the broad range of insurance industry regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of its equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Mr. Layton did not meet his Form 3 filing responsibilities in a timely manner but did file his Form 3 on April 14, 2017. The Company has notified all known beneficial owners of more than 10% of its common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics is filed is incorporated by reference.

No Committees of the Board of Directors

The Company does not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of its Board of Directors. At present, its entire Board of Directors acts as its audit committee. The Company believes that the present members of its Board of Directors, taken as a whole, have sufficient knowledge and experience in financial affairs to effectively perform their duties.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the period ended April 30, 2020 and the years ended December 31, 2019 and 2018 are set out in the summary compensation table below:

•	The Company’s Chairman, Chief Executive Officer, Vice Chairman, President and Chief Financial Officer,

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
E. Thomas Layton, CEO	2020	$58,336	$-0-	$-0-	$-0-	$-0-	$58,366
	2019	$96,250	$-0-	$-0-	$-0-	$16,000 (1)	$112,250
	2018	$165,000	$-0-	$-0-	$-0-	$16,000 (1)	$181,000

Paul O. Williams, CFO and President	2020	$52,750	$-0-	$-0-	$-0-	$-0-	$52,750
	2019	$81,250	$-0-	$-0-	$-0-	$-0-	$81,250
	2018	$111,250	$-0-	$-0-	$-0-	$-0-	$111,250

____________________

(1) Other compensation consisted of $16,000 and $16,000 of medical reimbursements paid to Mr. Layton during 2019 and 2018, respectively.

Effective January 1, 2020 Mr. Layton entered into an employment agreement with the Company, providing for monthly compensation of $29,167 ($350,000 per year) plus a discretionary bonus premised upon Company performance, in consideration of his services as Chairman and Chief Executive Officer. The agreement has a three-year term and renews automatically unless otherwise terminated.

Effective January 1, 2020 Mr. Williams entered into an employment agreement with the Company, providing for monthly compensation of $25,000 ($300,000 per year) plus a discretionary bonus premised upon Company performance, in consideration of his services as Director, the Company’s Vice-Chairman, President, and the Chief Financial Officer. The agreement has a three-year term and renews automatically unless otherwise terminated.

There are no other agreements in place or contemplated to provide additional compensation to any officer or director. The Company does not have retirement, pension, profit sharing, or insurance programs or other similar programs for the benefit of its officers and directors.

Summary Compensation

Except as described above, the Company has no employment agreements with any director or executive officer.

For the period ended April 30, 2020 and the years ended December 31, 2019 and 2018, no outstanding stock options or other equity-based awards were repriced or otherwise materially modified. No stock appreciation rights have been granted to any director or executive officer and no director or executive officer exercised any stock options or stock appreciation rights. With the exception of the discretionary bonus contained in Mr. Layton’s agreement, there are no nonequity incentive plan agreements with any director or Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-end

For the period ended April 30, 2020 and the years ended December 31, 2019 and 2018, no outstanding stock options or other equity-based awards were repriced or otherwise materially modified. No stock appreciation rights have been granted to any director or executive officer and no director or executive officer exercised any stock options or stock appreciation rights. With the exception of the discretionary bonus contained in Mr. Layton’s and Mr. Williams’ employment agreements, there are no nonequity incentive plan agreements with any director or Named Executive Officer.

Director Compensation Table

During the period ended April 30, 2020, Mr. Layton was the Company’s Chairman and CEO. Paul O. Williams is a Director and the Company’s Vice-Chairman, President and Chief Financial Officer. Emerson Gardner is the Company’s Executive Vice President.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Except as described above, there are no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to its officers, Directors or consultants that would result from the resignation, retirement or any other termination of service in respect of such Directors, officers or consultants. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock, as of April 30, 2020. The Company’s common stock is the only outstanding class of voting securities, and the following table sets forth the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

•	each director of the Company;

•	each executive officer of the Company; and

•	all directors and executive officers of the Company as a group.

Amount of Beneficial Ownership
Beneficial Owner (1)	Shares	Percentage of Shares
E. Thomas Layton, CEO, director (2)	5,850,000 (3)	19.7%

Paul O. Williams, CFO, director (2)	3,900,000 (4)	13.7%

Ernest K. F. Lum Honolulu, Hawaii	4,710,618 (5)	16.6%

Karl M. Taft III Dallas, Texas	4,370,000 (6)	15.4%

Directors and executive officers as a group (two persons)	9,750,000	33.4%

____________________

(1)	Except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.
(2)	The address for each such beneficial owner is 145 Rose Lane, Suite 102, Frisco, Texas 75036.
(3)

Includes 1,300,000 shares of Common Stock issuable upon the exercise of stock options which are exercisable within 60 days. Also includes 100,000 shares of Common Stock issuable upon the exercise of stock options owned by Mr. Layton’s spouse and which are exercisable within 60 days. Ownership of such shares is attributed to Mr. Layton.

(4)

Includes 400,000 shares of Common Stock issuable upon the exercise of stock options which are exercisable within 60 days. Also includes 100,000 shares of Common Stock issuable upon the exercise of stock options owned by Mr. Williams’ spouse and which are exercisable within 60 days. Ownership of such shares is attributed to Mr. Williams.

(5)	Includes 300,000 shares of Common Stock issuable upon the exercise of stock options which are exercisable within 60 days.
(6)	Includes 1,020,000 shares of Common Stock owned by Mr. Taft’s spouse. Ownership of such shares is attributed to Mr. Taft. Also includes 400,000 shares of Common Stock issuable upon the exercise of stock options which are exercisable within 60 days.

Changes in Control

The Company is unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Securities authorized for issuance under equity compensation plans

As of the end of the most recently completed fiscal year, the Company has not adopted a compensation plan (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Except as set forth below, none of the Company’s directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s shares, nor any relative or spouse of any of the foregoing persons, has had any material interest, direct or indirect, in any transaction to which the Company was a party, and in which the amount involved exceeds the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years.

Throughout 2020, the Company incurred consulting fees of $223,163 to four current shareholders. The unpaid balance due was $32,641 as of April 30, 2020 and is included in accounts payable in the accompanying consolidated financial statements.

The Company is in effect a sales representative of CBI pursuant to the Exclusive Patent License Agreement between the Company and CBI. CBI and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI and the Company other than those discussed in this report.

Director Independence; Board Leadership Structure

For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules. At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees. E. Thomas Layton is not an “independent director” since he currently serves as Chief Executive Officer of the Company.

The Company’s Board of Directors is of the view that the current leadership structure is suitable for the Company at its present stage of development, and that the interests of the Company are best served by the combination of the roles of Chairman of the Board and Chief Executive Officer.

As a matter of regular practice, and as part of its oversight function, the Company’s Board of Directors undertakes a review of the significant risks in respect of the Company’s business. Such review is conducted in concert with outside professionals (including legal counsel) with expertise in substantive areas germane to the Company’s business. With the Company’s current governance structure, the Company’s Board of Directors and senior executives are, by and large, the same individuals, and consequently, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fiscal Year 2020

The following information summarizes the fees billed by Whitley Penn LLP for professional services rendered for the fiscal year ended April 30, 2020.

Audit Fees.  $35,400

Audit-Related Fees. None

Tax Fees. None

All Other Fees. None

Fiscal Year 2019

The following information summarizes the fees billed by Whitley Penn LLP for professional services rendered for the fiscal year ended December 31, 2019.

Audit Fees.  $45,532

Audit-Related Fees. None

Tax Fees. None

All Other Fees. None

Fiscal Year 2018

The following information summarizes the fees billed by Whitley Penn LLP for professional services rendered for the fiscal year ended December 31, 2018.

Audit Fees.  $140,687

Audit-Related Fees. None

Tax Fees. None

All Other Fees. None

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)  Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed with this 10-K
31.1	Sarbanes-Oxley Section 302(a) Certification of E. Thomas Layton					X
31.2	Sarbanes-Oxley Section 302(a) Certification of Paul O. Williams					X
32.1	Sarbanes-Oxley Section 906 Certification of E. Thomas Layton					X
32.2	Sarbanes-Oxley Section 906 Certification of Paul O. Williams
101	Interactive Data Files for Form 10-KT for the period ended April 30, 2020.					X
101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	BRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* To be filed by amendment.

Item 16. FORM 10K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2020	By: /s/ E. Thomas Layton
E. Thomas Layton
Chairman, CEO, Director
(Principal Executive Officer)

By: /s/ Paul O. Williams
Paul O. Williams
Vice Chairman, President, CFO and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ E. Thomas Layton	Chairman, CEO, and Director	August 14, 2020
E. Thomas Layton	(Principal Executive Officer)

/s/ Paul O. Williams	Vice Chairman, President, CFO and Director	August 14, 2020
Paul O. Williams	(Principal Financial Officer)

