Form 10-KT/A
period 2020-04-30
Lux Amber, Corp.
filed 2020-08-18
CIK 1740695

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-KT

[_]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

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

General and Administrative Expenses

Period Ended April 30, 2020

	LAC Formerly “WSC”	ICS	SPE	PCNM	Total
Reporting Issuer Relating Expenses
Audit Fees	$35,785	$7,462	$0	$0	$43,247
Accounting Fees	8,426	–	–	–	8,426
Filing Fees	–	–	–	–	–
Legal Fees	63,008	324	–	–	63,332
Consulting Fees	212,262	10,241	660	–	223,163
Stock Compensation	79,001	–	–	–	79,001
Officer's Compensation Paid	206,292	–	–	–	206,292
Officer's Compensation Accrued	6,875	–	–	–	6,875
Business Development	66,538	–	–	–	66,538
Wages	48,883	590	27,601	–	77,074
Other/Misc.	11,934	47,761	5,111	212	65,018
	$739,004	$66,378	$33,372	$212	$838,966

General and Administrative Expenses

Year Ended December 31, 2019

	WSC	ICS	SPE	PCNM	Total
Reporting Issuer Relating Expenses
Audit Fees	$45,532	$0	$0	$0	$45,532
Accounting Fees	95,334	–	–	–	95,334
Filing Fees	4,197	–	–	–	4,197
Legal Fees	32,690	–	–	–	32,690
Consulting Fees	120,180	54,194	–	–	174,374
Stock Compensation	1,650,145	–	–	–	1,650,145
Officer's Compensation Paid	177,500	–	–	–	177,500
Officer’s Compensation Accrued	192,044	–	–	–	192,044
Business Development	216,935	45,991	31,159	790	294,875
Wages	116,838	204,688	74,207	–	395,733
Other/Misc.	98,824	195,487	(6)	1,902	296,207
	$2,750,219	$500,360	$105,360	$2,692	$3,358,631

General and Administrative Expenses

Year Ended December 31, 2018

	WSC	ICS	SPE	PCNM	Total
Reporting Issuer Relating Expenses
Audit Fees	$152,687	$314	$0	$0	$153,001
Accounting Fees	93,045	–	–	–	93,045
Filing Fees	11,720	–	–	–	11,720
Legal Fees	32,764	–	–	20,713	53,477
Consulting Fees	154,644	–	–	–	154,644
Stock Compensation	1,171,503	–	–	–	1,171,503
Officer's Compensation Paid	258,427	–	–	–	258,427
Officer's Compensation Accrued	62,650	–	–	–	62,650
Start-Up Costs	–	–	27,018	2,442	29,460
Business Development	695,716	10,716	–	33,000	739,432
Wages	24,000	86,024	–	–	110,024
Other/Misc.	114,807	72,710	–	6,301	193,818
	$2,771,963	$169,764	$27,018	$62,456	$3,031,201

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

Lux Amber, Corp. and Subsidiaries

Consolidated Statements of Cash Flows

April 30, 2020, December 31, 2019 And December 31, 2018

	For the Four Months Ended April 30, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,486,971)	$(3,592,192)	$(3,098,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,580	172,246	110,866
Bad debt expense	–	5,709	–
Loss on sale of asset	1,215	35,743	44,093
Share based compensation	79,001	1,650,145	1,171,753
Warrant modification	–	–	12,100
Right to use interest	4,319	5,960	-–
Changes in operating assets and liabilities:
Accounts receivable	(21,517)	(39,071)	(2,394)
Inventory	14,542	(76,550)	(6,656)
Prepaid expenses	(7,413)	26,014	(19,107)
Other current assets	–	1,995	28,337
Accounts payable and accrued expenses	280,768	518,049	153,707
Due to related parties	(22,455)	(353,855)	355,450
Net cash used in operating activities	(1,058,931)	(1,645,807)	(1,250,686)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of licenses	–	(15,000)	-–
Expenditures for property and equipment	(65,904)	(218,933)	(51,405)
Proceeds from sale of property and equipment	–	–	4,500
Net cash used in investing activities	(65,904)	(233,933)	(46,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on convertible notes payable	840,000	910,000	–
Payments on notes payable	(8,075)	(17,121)	(48,102)
Payments on right of use liabilities	(43,853)	(78,113)	–
Proceeds from the sale of common stock	–	1,238,000	875,453
Payments on the (repurchase) of common stock	(22,394)	–	–
Proceeds from execution of warrants	–	130,000	298,666
Proceeds from stock options exercised	–	500	500
Net cash provided by financing activities	765,678	2,183,266	1,126,517

TOTAL (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(359,153)	303,526	(171,074)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	408,338	104,812	275,886

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,185	$408,338	$104,812

NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes payable converted to common stock	$500,000	$500,000	$–
Property and equipment purchased under financing agreements	$–	$–	$71,534
Non-cash relief of debt for property no longer payable due to departure of executive	$–	$–	$16,931
Cumulative retained earnings impact PCNM	$–	$–	$5,605
Non-cash trade in of vehicle and associated debt	$30,905	$26,000	$24,000
Convertible notes payable in other assets	$–	$(90,000)	$–
Right of use asset addition	$68,104	$–	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$5,232	$8,842	$7,932

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

10. COMPARATIVE CONSOLIDATED FINANCIALS (UNAUDITED)

Lux Amber, Corp. and Subsidiaries

Comparative Consolidated Statement of Operations

April 30, 2020 And April 30, 2019 (Unaudited)

	For the Four Months Ended April 30, 2020	For the Four Months Ended April 30, 2019 (Unaudited)

REVENUE	$218,963	$186,880
COST OF GOODS SOLD	329,666	167,476

Gross profit	(110,703)	19,404

OPERATING EXPENSES
General and administrative	838,966	706,302
Selling	72,148	57,993
Depreciation and amortization	99,580	1,927
Total operating expenses	1,010,694	766,222

OTHER (INCOME) EXPENSE
Interest income	–	(44)
Interest expense	28,784	2,536
Other (income) expense	336,790	(64,238)
Total other (income) expense	365,574	(61,746)

Net loss	(1,486,971)	(685,072)

Less: net loss attributable to non-controlling interest	7,358	(1,718)

NET LOSS attributable to Lux Amber, Corp.	$(1,494,329)	$(683,354)

Basic and diluted loss per share	$(0.05)	$(0.03)

Weighted average shares - basic and diluted	28,046,859	25,969,293

Lux Amber, Corp. and Subsidiaries

Consolidated Statements of Cash Flows

April 30, 2020 And April 30,2019 (Unaudited)

	For the Four Months Ended April 30, 2020	For the Four Months Ended April 30, 2019 (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,486,971)	$(685,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,580	1,927
Loss on sale of asset	1,215	9,668
Interest expense accrued	–	168,428
Share based compensation	79,001	165,232
Right to use interest	4,319	–
Changes in operating assets and liabilities:
Accounts receivable	(21,517)	(48,621)
Inventory	14,542	(149,855)
Prepaid expenses	(7,413)	9,086
Other current assets	–	(11,545)
Accounts payable and accrued expenses	280,768	255,378
Right of use interest	–	–
Due to related parties	(22,455)	(124,454)
Net cash used in operating activities	(1,058,931)	(409,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits on hand	–	(300)
Purchase of licenses	–	(15,000)
Expenditures for property and equipment	(65,904)	20,867
Net cash used in investing activities	(65,904)	5,567

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on convertible notes payable	840,000	–
Payments on notes payable	(8,075)	(28,927)
Payments on right of use liabilities	(43,853)	(2,671)
Proceeds from sale (repurchase) of common stock	(22,394)	582,000
Proceeds from execution of warrants	–	–
Proceeds from stock options exercised	–	500
Net cash provided by financing activities	765,678	550,902

TOTAL (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(359,153)	146,641
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	408,338	104,812
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,185	$251,453

NONCASH INVESTING AND FINANCING ACTIVITIES:

Convertible notes payable converted to common stock	$500,000	$–
Non-cash trade in of vehicle and associated debt	$30,905	$26,000
Right of use asset addition	$68,104	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$5,232	$5,232

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

Executive Officer, Significant Subsidiary

Robert E. Moreland, 49, has been the President of ICS (a wholly owned subsidiary of the Company) since February 2019. In this role, Mr. Moreland is responsible for implementing the strategy for establishing Regional Service Centers and in developing new and improved Asphalt Release application equipment, both asphalt plant based and the SLIK TRAILER™ mobile system.

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

(3) Exhibits. See Item 15(b) below.

(b)  Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed with this 10-K
3.1	Articles of Incorporation, dated January 19, 2018					X
3.2	Amended and Restated Bylaws					X
4.1	8% Convertible Debenture					X
4.2	8% Convertible Debenture					X
14.1	Code of Ethics					X
21.1	Subsidiaries of the Company					X
31.1	Sarbanes-Oxley Section 302(a) Certification of E. Thomas Layton					X
31.2	Sarbanes-Oxley Section 302(a) Certification of Paul O. Williams					X
32.1	Sarbanes-Oxley Section 906 Certification of E. Thomas Layton					X
32.2	Sarbanes-Oxley Section 906 Certification of Paul O. Williams
101	Interactive Data Files for Form 10-KT for the period ended April 30, 2020.					X
101.INS	XBRL Instances Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	BRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2020	By: /s/ E. Thomas Layton
E. Thomas Layton
Chairman, CEO, Director
(Principal Executive Officer)

By: /s/ Paul O. Williams
Paul O. Williams
Vice Chairman, President, CFO and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ E. Thomas Layton	Chairman, CEO, and Director	August 18, 2020
E. Thomas Layton	(Principal Executive Officer)

/s/ Paul O. Williams	Vice Chairman, President, CFO and Director	August 18, 2020
Paul O. Williams	(Principal Financial Officer)

