Form 10-Q
period 2020-07-31
Lux Amber, Corp.
filed 2020-09-21
CIK 1740695

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: July 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

COMMISSION FILE NUMBER: 000-55554

Lux Amber, Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-1414834
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

145 Rose Lane, Suite 102

Frisco, TX 75036

Tel: (214) 729-4003

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	LXAM	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes  ☐        No  ☒

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of September 16, 2020, was 30,293,316.

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2020
	(Unaudited)	April 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,993	$49,185
Accounts receivable - trade	169,095	106,876
Inventory	153,006	131,205
Prepaid expenses	2,000	8,711
Other current assets	16,501	770
Total current assets	396,595	296,747

GOODWILL	2,294,952	2,294,952

OTHER INTANGIBLES	15,000	15,000

OTHER LONG-TERM ASSETS	17,700	12,700
FIXED ASSETS
Furniture, fixtures, and office equipment	28,740	26,191
Vehicles and trailers	261,487	194,140
Equipment	616,925	608,274
Leasehold improvements	12,192	12,190
Assets in process	45,402	44,551
	964,746	885,345
Accumulated depreciation	(353,371)	(316,086)
Fixed assets, net	611,375	569,259

RIGHT OF USE ASSETS	380,864	423,815

TOTAL ASSETS	$3,716,486	$3,612,474

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$348,323	$288,864
Accrued expenses	884,079	805,853
Related party payables	108,948	85,603
Notes payable – current portion	538,389	762,889
Right of use – current portion	200,056	190,262
Total current liabilities	2,079,795	2,133,471

NON-CURRENT LIABILITIES
Notes payable	23,150	27,585
Right of use liabilities	196,857	236,782

TOTAL LIABILITIES	2,299,802	2,397,838

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 75,000,000 shares authorized; 30,293,316 issued and outstanding shares as of July 31, 2020 and 29,441,708 issued and outstanding shares April 30, 2020	3,027	2,943
Additional paid-in capital	14,857,575	14,095,093
Accumulated deficit	(13,443,918)	(12,884,427)
Total Lux Amber Corp. stockholders' equity	1,416,684	1,213,609
Non-controlling interest	–	1,027
TOTAL EQUITY	1,416,684	1,214,636

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,716,486	$3,612,474

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31, 2020	For the Three Months Ended July 31, 2019
Revenues	$290,260	$381,503
Cost of goods sold	214,432	225,185

Gross profit	75,828	156,318

Operating expenses
Product delivery	141,981	68,391
General and administrative	492,329	377,255
Selling	19,491	39,362
Depreciation	37,284	24,818

Total operating expenses	691,085	509,826

Other (income)/expense
Interest income	–	(15)
Interest expense	3,308	2,854
Other income	(57,956)	(31,074)

Total other income	(54,648)	(28,205)

Net loss	$(560,609)	$(325,303)

Less: net income/(loss) attributable to non-controlling interest	–	(304)

Net loss attributable to Lux Amber, Corp.	$(560,609)	$(324,999)

Basic and diluted - loss per share	$(0.02)	$(0.01)

Basic and diluted - weighted average shares	29,592,296	26,229,293

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended July 31, 2020 and July 31, 2019

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of April 30, 2020	29,441,708	$2,943	$14,095,093	$(12,884,427)	$1,027	$1,214,636

Common stock repurchased	(36,250)	(5)	(45,308)	–	–	(45,313)

Notes payable with interest converted	887,858	89	763,237	–	–	763,326

Dissolution of PCNM	–	–	–	1,118	(1,027)	91

Share based compensation	–	–	44,553	–	–	44,553

Net loss	–	–	–	(560,609)	–	(560,609)

Balance as of July 31, 2020	30,293,316	$3,027	$14,857,575	$(13,443,918)	$–	$1,416,684

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of April 30, 2019	25,969,293	$2,597	$10,767,919	$(8,461,391)	$(27,918)	$2,281,207

Warrants exercised	260,000	26	129,974	–	–	130,000

Share based compensation	–	–	119,095	–	–	119,095

Net loss	–	–	–	(324,999)	(304)	(325,303)

Balance as of July 31, 2019	26,229,293	$2,623	$11,016,987	$(8,786,389)	$(28,223)	$2,204,999

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31, 2020	For the Three Months Ended July 31, 2019
Cash Flows from Operating Activities
Net loss	$(560,609)	$(325,303)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	80,235	28,848
Share based compensation	44,553	119,095
Right of use interest	5,039	394
Change in current assets and current liabilities
Accounts receivable - trade	(62,219)	(96,839)
Inventory	(21,801)	(48,966)
Prepaid expenses	6,711	18,696
Other current assets	(15,731)	3,086
Accounts payable and accrued expenses	151,103	152,957
Due to related parties	23,345	(72,885)
Net cash used in operating activities	(349,374)	(220,917)

Cash Flows from Investing Activities
Deposit paid	(5,000)	(200)
Expenditures for property and equipment	(79,400)	(34,837)
Total cash used in investing activities	(84,400)	(35,037)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	525,500	–
Payments on notes payable	(4,435)	(3,942)
Payments on right of use liabilities	(35,170)	(5,344)
Payments for repurchase of common stock	(45,313)	–
Proceeds from the execution of warrants	–	130,000
Net cash provided by financing activities	440,582	120,714

Net change in cash and cash equivalents	6,808	(135,240)

Cash at beginning of period	49,185	251,454

Cash at end of period	$55,993	$116,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$10,568	$2,854
Taxes	$–	$–
Noncash Financing Activities
Convertible notes and accrued interest converted to common stock	$763,326	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

July 31, 2020

(Unaudited)

NATURE OF BUSINESS

Lux Amber, Corp. (the “Company”) a Nevada corporation, is an international specialty chemical company. Its principal executive offices are located at 145 Rose Lane, Suite 102, Frisco, Texas 75036.

The Company has three (3) wholly owned subsidiaries: Worldwide Specialty Chemicals, Inc. (“WSCI”), Industrial Chem Solutions, Inc. (“ICS”), and Safeway Pest Elimination, LLC, (“SPE”); a fourth entity, PCNM, LLC (“PCNM”), is 49% owned. SPE was formed July 16, 2018. Each of ICS and SPE serves as both a producer and distributor of environmentally safe, specialty chemicals. PCNM was a Service-Disabled Veteran owned small business that sells to government agents, which was legally dissolved in the three months ended July 31, 2020. The Company and its subsidiaries are located at 145 Rose Lane, Suite 102, Frisco, TX 75036.

The products sold by the Company and its subsidiaries utilize all-natural and renewable resources, contain no dangerous chemicals or additives, and offer “green” solutions to its customers. ICS’ product line includes asphalt release agents, industrial cleaners, environmental remediation gels, odor control agents, and consumer friendly cleaners for a wide range of uses, including construction, environmental remediation, hazardous materials clean-up, nuclear decommissioning, industrial cleaning, and odor control. SPE products are designed for the elimination and control of pests.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is as follows.

Basis of Consolidation

The consolidated financial statements include the accounts of Industrial Chem Solutions, Inc. (ICS), Safeway Pest Elimination, LLC (SPE), both of which are the Company’s wholly owned subsidiaries, and PCNM, LLC (PCNM), a 49% investment. The Company evaluated its investment in PCNM to determine if it represented a variable interest in a Variable Interest Entity (VIE). The Company determined that it had a variable interest in a VIE, and that it was the primary beneficiary of the VIE. During the three months ended July 31, 2020, PCNM did not enter into any material transactions and was legally dissolved.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder’s equity in conformity with GAAP.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form 10-KT (as amended) as of and for the transitional period ended April 30, 2020 that was filed on August 18, 2020.

Operating results for the three-months ended July 31, 2020, are not necessarily indicative of the results that can be expected for the year ending April 30, 2021.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at July 31, 2020 and April 30, 2020. The carrying value of the financial instruments included in the Company’s financial statements approximated their fair values.

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

For the three months ended July 31, 2020 and 2019, approximately 82,668 and 82,668 common stock warrants, respectively, and 6,469,750 and 4,883,083 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants and options would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are trade receivables from product sales recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At July 31, 2020 and April 30, 2020, an allowance for doubtful accounts was $0.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Committee 606 (“ASC 606”), Revenue from Contracts with Customers, which provides guidance on how revenue with customers should be recognized.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing service. Revenue from product sold is recognized when obligations with the customer are satisfied, which generally occurs with the transfer or delivery of the product, signifying the point in time when the customer obtains control of the promised goods. Our performance obligation is delivering the product to the customer; and therefore, the transaction price, which is stated on the invoice, is allocated 100% to the sole performance obligation of product delivery. Revenue from service, if applicable, would be recognized when the services are provided, or the customer receives the benefit, which is over time. For the period ended July 31, 2020 and 2019, all revenue was from products sold.

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

The following table sets forth the components of the Company’s inventory balances as of:

	July 31, 2020	April 20, 2020
Finished goods	$92,568	$92,568
Raw materials	77,728	55,927
Obsolescence	(17,290)	(17,290)
	$153,006	$131,205

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

Maintenance and repairs are charged to expenses as incurred; major repairs and replacements are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Property and equipment operated under material leases which transfer substantially all benefits and risks associated with the assets to the Company are capitalized. An asset and liability equal to the present or fair value, if appropriate, of minimum payments over the term of the leases are recorded. Depreciation of the asset is computed using the straight-line method over the life of the asset. Costs associated with operating leases are expensed as incurred.

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The qualitative factors evaluated by the Company include macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than the carrying amount, management determines if the reporting unit’s carrying value exceeds its fair value and records an impairment for such amounts. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than the carrying value. Management does not consider the value of goodwill recorded for ICS in the accompanying consolidated balance sheet to be impaired as of July 31, 2020 and April 30, 2020.

License Fee

ICS pays 10% of the net selling price to CBI Polymers, Inc., as a mutually acceptable license fee. E. Thomas Layton, Chairman and CEO of the Company, is also the Chairman and CEO and controlling shareholder of CBI Polymers, Inc. See discussion of expenses incurred at Note 7.

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

The Company accounts for all uncertain tax positions in accordance with ASC Topic 740 – Income Taxes (ASC 740). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of July 31, 2020 and April 30, 2020.

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

 Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses resulting in an accumulated deficit of $13,443,918 and $12,884,427 at July 31, 2020 and April 30, 2020, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. As such, the Company will need to arrange for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

The Company is actively seeking growth of its service offerings, both organically and via new client relationships. In the ordinary course of the Company’s business, management is trying to raise additional capital through sales of common stock as well as seeking debt financing from third parties. There are current indications that additional financing will be available on favorable terms. In addition, the company is working to establish creditworthiness by establishing a line-of-credit and entering into a sale-lease back on certain assets. If additional financing is not available, the Company will need to reduce salaries, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations, including potential discontinuance of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders. Additionally, incurring additional indebtedness could involve an increased debt service cash obligation, as well as the imposition of covenants that restrict the Company’s operations or the Company’s ability to perform on its current debt service requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the company recognizes the significant impact of additional financing, the company is an emerging growth company serving large and growing markets and it will continue to sell securities and enter into financing programs which are deemed to be prudent.

Recently Issued Accounting Pronouncements

Pronouncements Recently Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. Adoption of this guidance in the four-month period ended April 30, 2020 did not impact the Company’s financial statements.

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

2. ACCOUNTS RECEIVABLE

Accounts receivable relate to trade receivables from product sales made by the Company. Accounts receivable consist of the following at July 31, 2020 and April 30, 2020:

	July 31, 2020	April 30, 2020
Trade receivables	$169,095	$106,876

3. NOTES PAYABLE

Convertible Promissory Notes Payable

 During the period ended April 30, 2020 the Company issued a round of convertible debentures worth $750,000. The debentures are convertible into shares of the Company's common stock at the maturity date of June 15, 2020 and pay any unpaid interest at a rate of 8%. As of July 31, 2020, this round of debentures has been converted into 872,093 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $13,326 was converted into 15,765 shares of common stock at a price of $0.86 per share. The remaining $1,666 of accrued interest was paid as of August 11, 2020.

During period ending July 31, 2020, the Company issued a round of convertible debentures worth $1,000,000, of which $525,500 had been issued. The debentures are convertible into shares of the Company's common stock at the maturity date of September 15, 2020 and pay any unpaid interest at a rate of 8%. As of July 31, 2020, this round of debentures had not been converted and the accrued interest unpaid amounted to $311.

Vehicles and Equipment Notes Payable

The Company has one note payable relating to the purchase of a Company vehicle as of July 31, 2020. The balance outstanding under the note payable was $36,039 as of July 31, 2020. The note payable bears interest of 5.99% with principal and interest due monthly. The note matures in September 2023. The Company had the same note payable relating to the purchase of a Company vehicle as of April 30, 2020 with a balance outstanding of $40,474.

The Company’s future minimum principal payments as of July 31, 2020 are as follows:

2021	$9,666
2022	12,889
2023	12,889
2024	595
$36,039

4. ACCRUED EXPENSES

Accrued expenses, consisting of accrued salaries for officers and executive management, include the following balance at July 31, 2020 and April 30, 2020:

	July 31, 2020	April 30, 2020
Accrued Compensation	$660,841	$469,004
Other Accrued Expenses	223,238	336,849
	$884,079	$805,853

5. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

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

As of July 31, 2020, the weighted average remaining lease term and weighted average discount rate for financing leases was 2.6 years and 4.09%, respectively. The Company's future financing lease obligations that have not yet commenced are immaterial. For three months ending July 31, 2020 and 2019, the Company's cash paid for financing leases was $35,170 and $4,007, and short-term lease costs were $0 and $32,273, respectively.

The Company’s undiscounted annual future minimum lease payments as of July 31, 2020 consist of:

2021	$147,417
2022	161,431
2023	85,699
2024	11,483
2025	10,526
Total lease payments	416,558
Interest	(19,645)
Present value of lease liabilities	$396,913

Concentrations

As of July 31, 2020, the Company had two customers which made up 41% of the outstanding accounts receivable balance. For the three months ended July 31, 2019, the Company had three customers which made up 38% of the outstanding accounts receivable balance.

For the three months ended July 31, 2020, the Company had two customers which made up 41% of total revenues. For the three months ended July 31, 2019, the Company had two customers which made up 34% of total revenues.

6. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

As of July 31, 2020, and 2019, the authorized share capital of the Company consisted of 75,000,000 shares of common stock, $0.0001 par value. No other classes of stock are authorized.

Common Stock

During the three months ended July 31, 2020, the Company has 36,250 common shares returned at $1.25 per share for a total cash payment amount of $45,313 plus interest.

Warrants

During the three months ended July 31, 2020 and 2019, there were 0 and 260,000 warrants exercised at $.50 per share for a total cash amount of $0 and $130,000, respectively.

As of July 31, 2020, and 2019, there were 82,668 and 82,668 common stock warrants outstanding, respectively, with an exercise price of $.50.

Stock option plan

On the effective date of the March 23, 2020 merger transaction, the Company assumed all of WSCI’s rights and obligations under WSCI’s Second Amended Stock Option Plan (the “Plan”), as well as WSCI’s obligations under the stock options granted on or prior to March 23, 2020. The Board of Directors of the Company has the authority and discretion to grant stock options. The maximum number of shares of stock that may be issued pursuant to the exercise of options under the Plan is 10,000,000. Eligible individuals include any employee or director of the Company and any consultant providing services to the Company. The expiration date and exercise price for each stock option grant are as established by the Board of Directors of the Company. No option may be issued under the Plan after February 1, 2027.

During the three months ended July 31, 2020 and 2019, there were 0 and 150,000 common stock options granted. The options granted have an exercise price of $1.50 and vested immediately.

Stock option activity during the period ended July 31, 2020 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of period	7,309,750	$0.00 - 1.50	$1.18	113 months
Granted	–	$–	$–	–
Exercised	–	$–	$–	–
Canceled or expired	–	$–	–	–
Outstanding - end of period	7,309,750	$0.00 - 1.50	$1.15	109 months

Exercisable - end of period	6,469,750		$0.91	92 months

Stock option activity during the period ended June 30, 2019 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of period	5,386,418	$0.00 - 1.50	$0.77	101 months
Granted	150,000	$1.50	$1.50	–
Exercised	0	$–	$–	–
Canceled or expired	–	$–	$–	–
Outstanding - end of period	5,536,418	$0.00 - 1.50	$0.79	98 months

Exercisable - end of period	4,883,083		$0.74	98 months

The fair value of each option grant is calculated using the following assumptions:

	July 31, 2020	July 31, 2019
Expected life – years	NA	5
Interest rate	NA	1.78-2.03%
Volatility	NA	71.70%
Dividend yield	–%	–%

7. RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2020 and 2019, the Company incurred consulting fees of $52,675 and $46,265 to four separate entities owned by four current shareholders. The total related party consulting fees unpaid balance due was $28,550 and $176,000 as of July 31, 2020 and April 30, 2020, respectively, and is included in accounts payable in the accompanying consolidated financial statements.

The Company is in effect a sales representative of CBI Polymers, Inc. pursuant to the Exclusive Patent License Agreement between the Company and CBI Polymers. CBI Polymers and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI Polymers and the Company other than those discussed in this report. There was $0 due to CBI Polymers as of July 31, 2020 and April 30, 2020, respectively.

In fiscal year April 2020, the Company received $35,000 from a related party, Maine Consultants, Inc. and in exchange therefor, issued a promissory note to Maine Consultants. On May 13, 2020, the promissory note was paid in full.

Two separate related parties are allowing the Company to rent vehicles for a monthly fee of $1,650 and $2,957. For the three months ended July 31, 2020, the Company paid a total of $3,300 and $2,957. For the three-month period ended July 31, 2019, the Company had not yet entered into these agreements, thus $0 and $0 was paid.

The Company has a 49% ownership in PCNM. PCNM’s remaining 51% ownership is owned by an employee and shareholder of the Company. During the three months ended July 31, 2020, PCNM did not engage in material transactions. Further, on June 15, 2020 PCNM was legally dissolved.

8. INCOME TAXES

For the three-months ended July 31, 2020 and 2019, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at July 31, 2020, management determined that a full valuation allowance against all of the Company’s deferred tax assets at July 31, 2020 was appropriate.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the period ending July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Tax benefit calculated at statutory rate	21.00%	21.00%
Expense not deductible	(0.02)	(0.01)
Changes to valuation allowance	(20.98)	(20.99)
Provision for income taxes	0%	0%

9. VARIABLE INTEREST ENTITIES

As of April 30, 2020, the Company owned 49% of the entity PCNM. As the Company was directly involved with the management of the entity, the Company considered itself to be the primary beneficiary, thus requiring consolidation. On June 15, 2020, PCNM was legally dissolved.

10. CORONA VIRUS

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. In March 2020, we noticed a strong decline in orders from our customers, as businesses around the country began to cease their operations due to COVID-19. In an attempt to mitigate the ongoing impact of the pandemic on our cash flows certain actions were taken. The actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, reducing capital expenditures, and reducing travel for business development purposes. As of July 31, 2020, we have noticed an increase in monthly orders as businesses have reopened, coupled with the spring/summer construction season. We have begun to increase our associated expenses including business travel and development.

The Paycheck Protection Program (“PPP”) provides loans from the U.S. Small Business Administration (“SBA”) to help businesses keep their workforce employed during the Coronavirus (COVID-19) crisis. SBA will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent, mortgage interest, or utilities. On May 8, 2020, the Company received a PPP loan in the amount of $100,344. The Company expects the loan will be fully forgiven and has not yet begun the process of filing for said forgiveness.

Continued impacts of the pandemic have had a material adverse impact on our revenues, earnings, liquidity and cash flows, and may require additional actions in response, including, but not limited to, employee layoffs, reduced production, or further expense reductions, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., and the related /impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time.

11. SUBSEQUENT EVENTS

On August 14, 2020, the Company entered into a license and distribution agreement with Spectra Shield in which it will be fulfilling orders for and distributing specialty chemical disinfectants. The Company will pay 10% commission to the licensor. The agreement has a term of 5 years. During the month of August, the Company began fulfilling orders for two product lines of these specialty chemical disinfectants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the transitional period ended April 30, 2020.

FORWARD-LOOKING STATEMENTS

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company’s actual results could differ materially from those discussed in this report.

BUSINESS AND PLAN OF OPERATION

Lux Amber, Corp., based in Frisco, Texas, is an international specialty chemical company with many products that are friendly to the environment. The common description is “green chemicals.” The Company has degreed chemists on staff with years of successful experience in the specialty chemical industry. The term “specialty chemicals” is best defined by those chemicals whose formulas allow the chemical compounds to perform a specific function for a class of customers. The Company’s products have been used successfully in a diverse array of applications, including:

•	Chemicals to protect surfaces in asphalt handling equipment

•	Chemicals to control the reproduction of pests

•	Military Chemical, Biological, Radiological, Nuclear, and Explosives (CBRNE) sites

•	Commercial nuclear power plants and nuclear-powered ships

•	Hazardous toxic industrial chemical and toxic industrial material clean-up

The Company currently operates from a 12,000 square foot chemical production and distribution facility in Frisco, TX. Most of the chemical formulas are protected by patents or trade secrets. For certain specific markets, the Company provides customized applications systems that assure safe and proportioned product delivery. The Company may elect to apply for patents on one or more of the application systems.

The Company’s principal executive offices are located at 145 Rose Lane, Suite 102, Frisco, TX 75036. The Company’s corporate telephone number is 214-729-4003. The Company’s stock symbol is LXAM.

The Company has three wholly owned subsidiaries: Worldwide Specialty Chemicals, Inc. (“WSCI”), Industrial Chem Solutions, Inc. (“ICS”), and Safeway Pest Elimination, LLC (“SPE”); a fourth entity, PCNM, LLC (“PCNM”), is 49% owned. Each of ICS and SPE serves as both a producer and distributor of environmentally safe, specialty chemicals. PCNM is a Service-Disabled Veteran owned small business that sells to government agencies. The Company and its subsidiaries are located at 145 Rose Lane, Suite 102, Frisco, TX 75036.

ICS’ products utilize all-natural and renewable resources, contain no dangerous chemicals or additives, and offer “green” solutions to its customers. ICS’ product line includes asphalt release agents, industrial cleaners, environmental remediation gels, odor control agents, and consumer friendly cleaners for a wide range of uses, including construction, environmental remediation, hazardous materials clean-up, nuclear decommissioning, industrial cleaning, and odor control.

SPE refines, packages and markets compound derived from natural sources that are formulated to eliminate and/or control pests.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended July 31, 2020, the primary sources of liquidity were cash flows from financing activities, and in particular, promissory notes from a related party.

As of July 31, 2020, the Company had total assets of $3,716,486 consisting of current assets of $55,993 in cash, $169,095 in receivables, $153,006 in inventory, $18,501 in other current assets, and long term assets of $2,309,952 in goodwill and other intangibles, $611,375 in fixed assets, $17,700 on other long term assets, and $380,864 in right of use assets. As of April 30, 2020, the Company had total assets of $3,612,474, consisting of current assets of $49,185 in cash, $106,876 in receivables, $131,205 in inventory, $9,481 in prepaid expenses and other current assets. The increase in total assets of $104,012, was primarily due to the increase in its account receivable of $62,219 and inventory of $21,801 as a result of slower customer pay times due to cash flow issues industry wide as a result of COVID-19 and a buildup of inventory to accommodate the increase in sales.

As of July 31, 2020, the Company had total liabilities totaling $2,299,802 including $1,232,402 in current payables and accrued expenses, $83,948 in related party payables, $563,389 in notes payable, and $200,056 in right of use liabilities. Long term liabilities total $220,007 and included both notes payable and right of use liabilities. As of April 30, 2020, the Company had total liabilities totaling $2,397,838 including $1,094,717 in accounts payable and accrued expenses, $85,603 in related party payables, $762,889 in notes payable and $190,262 in right of use liabilities. Long term liabilities totaled $264,367 and included both notes payable and right of use liabilities. The decrease in liabilities of $105,395, was largely the result of a decrease in notes payable of $199,500 and right of use liabilities of $30,131, with the remainder being offset by an increase in operating expenses.

At July 31, 2020, the Company had an accumulated stockholders’ equity of $1,416,684 and $1,214,636 at April 30,2020. The decrease is result of the items discussed above.

RESULTS OF OPERATIONS

Comparison of the three-month period ended July 31, 2020 and July 31, 2019.

Revenues

For the three-month period ended July 31, 2020, the Company had revenues of $290,260, and $381,503 for the same period in 2019. The decrease in sales is primarily the result of the decrease in SPE’s sales by $103,000. SPE was selling a proprietary product to a single customer. Due to a change in the marketing strategy of the single customer, that customer’s requirement for the product was discontinued. From time-to-time there will be other opportunities for the Company to produce custom products for specific customers, which may not have continuing revenues from one financial period to another.

Operating Expenses

For the three-month period ended July 31, 2020, the Company’s operating expenses totaled $691,085, and $509,826 for the same period in 2019. The increase of $181,259 is primarily related to 1) increased officer salary expense; 2) professional fees relating to consulting, audit and legal; and 3) increased product delivery costs.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash, its current liabilities exceed its current assets as of July 31, 2020 and has incurred reoccurring losses from operations during the three months ended July 31, 2020. The Company is relying on capital from investors to meet the majority of its operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of its President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, its disclosure controls and procedures are not effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated in the Company’s Form 10-KT filed on August 18, 2020 the Company’s Principal Executive Officer and Principal Financial Officer concluded that its internal control over financial reporting was not effective during the 2019 fiscal year.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report, there were not changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to the Company’s business from those described in its Form 10-KT (as amended) for the transitional period ended April 30, 2020, as filed with the SEC on August 18, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To assist the Company to obtain and preserve working capital to support its current operations the Company entered into the following transactions:

The Company’s third round of debentures was converted into 872,093 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $13,326 was converted into 15,765 shares of common stock at the same conversion rate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in XBRL (extensible Business Reporting Language);
(i) Consolidated Balance Sheets at July 31, 2020 and April 30, 2020,
(ii) Consolidated Statement of Operations for the three months July 31, 2020 and 2019,
(iii) Consolidated Statement of Cash Flows for the three months ended July 31, 2020 and 2019, and
(iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2020

Lux Amber, Corp.

By:	/s/ E. Thomas Layton
E. Thomas Layton, CEO and Director

By:	/s/ Paul O. Williams
Paul O. Williams, CFO and Director

