Form 10-Q
period 2020-10-31
Lux Amber, Corp.
filed 2020-12-22
CIK 1740695

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: October 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

COMMISSION FILE NUMBER: 000-55554

Lux Amber, Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-1414834
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

145 Rose Lane, Suite 102

Frisco, TX 75036

Tel: (972) 214-9764

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of December 18, 2020, was 30,944,742.

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2020	April 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$49,185
Accounts receivable - trade	140,853	106,876
Inventory	162,194	131,205
Prepaid expenses	2,000	8,711
Other current assets	38,052	770
Total current assets	343,099	296,747

GOODWILL	2,294,952	2,294,952

OTHER INTANGIBLES	15,000	15,000

OTHER LONG-TERM ASSETS	17,700	12,700
FIXED ASSETS
Furniture, fixtures, and office equipment	28,740	26,191
Vehicles and trailers	269,062	194,140
Equipment	621,492	608,274
Leasehold improvements	12,190	12,190
Assets in process	45,402	44,551
	976,886	885,345
Accumulated depreciation	(391,054)	(316,086)
Fixed assets, net	585,832	569,259

RIGHT OF USE ASSETS	337,917	423,815

TOTAL ASSETS	$3,594,500	$3,612,474

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$478,266	$288,864
Accrued expenses	1,237,691	805,853
Related party payables	67,809	85,603
Notes payable – current portion	32,889	762,889
Right of use – current portion	186,745	190,262
Total current liabilities	2,003,400	2,133,471

NON-CURRENT LIABILITIES
Notes payable	24,677	27,585
Right of use liabilities	167,744	236,782

TOTAL LIABILITIES	2,195,821	2,397,838

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 75,000,000 shares authorized: 30,944,742 issued and outstanding shares as of October 31, 2020 and 29,441,708 issued and outstanding shares April 30, 2020	3,073	2,943
Additional paid-in capital	15,477,714	14,095,093
Accumulated deficit	(14,082,108)	(12,884,427)
Total Lux Amber Corp. stockholders' equity	1,398,679	1,213,609
Non-controlling interest	–	1,027
TOTAL EQUITY	1,398,679	1,214,636

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,594,500	$3,612,474

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2020	Three months ended October 31, 2019	Six months ended October 31, 2020	Six months ended October 31, 2019

Revenue	$396,155	$344,094	$686,415	$725,596
Cost of goods sold	211,555	292,220	425,454	517,401
Gross Profit	184,600	51,874	260,961	208,195

Product delivery expenses	159,285	70,044	301,266	138,436
General and administrative expenses	555,979	514,266	1,027,757	820,359
Selling expenses	18,513	43,311	35,755	82,673
Depreciation and amortization	37,683	28,095	74,967	52,914

Total operating expenses	771,460	655,716	1,439,745	1,094,382

Loss from operations	(586,860)	(603,842)	(1,178,784)	(886,187)

Other (income)/expenses
Interest income	–	(135)	–	(150)
Interest expense	19,987	6,844	23,295	9,697
Other (income)/expense	31,343	46,884	(3,280)	15,810
Total other (income) expense	51,330	53,593	20,015	25,357

Net loss	$(638,190)	$(657,435)	$(1,198,799)	$(911,544)

Less: net loss attributable to non-controlling interest	–	(337)	–	(642)

Net loss attributable to Lux Amber Corp.	(638,190)	$(657,098)	$(1,198,799)	$(910,902)

Loss per common share:
Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	30,606,332	26,709,293	30,262,690	26,709,293

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Six Months Ended October 31, 2020 and October 31, 2019

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of April 30, 2020	29,441,708	$2,943	$14,095,093	$(12,884,427)	$1,027	$1,214,636

Common stock repurchased	(36,250)	(5)	(45,308)	–	–	(45,313)

Notes payable with interest converted to common stock	1,539,551	135	1,323,636	–	–	1,323,771

Dissolution of PCNM	–	–	–	1,118	(1,027)	91

Share based compensation	–	–	89,106	–	–	89,106

Adjustment	(267)	–	15,187			15,187

Net loss	–	–	–	(1,198,799)	–	(1,198,799)

Balance as of October 31, 2020	30,944,742	$3,073	$15,477,714	$(14,082,108)	$–	$1,398,679

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of April 30, 2019	25,969,293	$2,597	$10,767,919	$(8,461,391)	$(27,918)	$2,281,207

Warrants exercised	260,000	26	129,974	–	–	130,000

Common stock issued for cash	403,332	40	604,958	–	–	604,998

Notes payable converted to common stock	166,667	17	59,983	–	–	60,000

Share based compensation	–	–	193,183	–	–	193,183

Net loss	–	–	–	(910,902)	(642)	(911,544)

Balance as of October 31, 2019	26,799,292	$2,679	$11,756,017	$(9,372,293)	$(28,560)	$2,357,843

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended October 31, 2020 and October 31, 2019

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of July 31, 2020	30,293,316	$3,027	$14,857,575	$(13,443,918)	$–	$1,416,684

Notes payable with interest converted to common stock	651,693	46	560,399	–	–	560,445

Share based compensation	–	–	44,553	–	–	44,553

Adjustments	(267)	–	15,187	–	–	15,187

Net loss	–	–	–	(638,190)	–	(638,190)

Balance as of October 31, 2020	30,944,742	$3,073	$15,477,714	$(14,082,108)	$–	$1,398,679

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of July 31, 2019	26,229,293	$2,623	$11,016,987	$(8,786,389)	$(28,223)	$2,204,999

Notes payable with interest converted to common stock	166,667	17	59,983	–	–	60,000

Common stock issued for cash	403,332	40	604,958			604,998

Share based compensation	–	–	74,089	–	–	74,089

Net loss	–	–	–	(657,098)	(337)	(657,435)

Balance as of October 31, 2019	26,799,292	$2,679	$11,756,018	$(9,443,487)	$(28,560)	$2,286,650

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31, 2020	For the Six Months Ended October 31, 2019
Cash Flows from Operating Activities
Net loss	$(1,198,799)	$(911,544)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	160,865	71,084
Loss on sale of assets	–	21,338
Share based compensation	89,106	193,183
Right of use interest	8,066	3,581
Change in current assets and current liabilities
Accounts receivable - trade	(33,977)	(82,748)
Inventory	(30,989)	(53,905)
Prepaid expenses	6,711	17,287
Other current assets	(37,282)	7,239
Accounts payable and accrued expenses	658,990	66,657
Due to related parties	(17,794)	(209,835)
Net cash used in operating activities	(395,103)	(877,663)

Cash Flows from Investing Activities
Deposit paid	(5,000)	(12,400)
Expenditures for property and equipment	(91,538)	(127,294)
Total cash used in investing activities	(96,538)	(139,694)

Cash Flows from Financing Activities
Proceeds from convertible notes payable and interest payable	571,300	500,000
Payments on notes payable	(2,910)	(8,081)
Payments on right of use liabilities	(80,621)	(11,002)
Payments for the repurchase of common stock	(45,313)	–
Proceeds from the sale of common stock	–	604,998
Proceeds from the execution of warrants	–	130,000
Net cash provided by financing activities	442,456	1,215,915

Net change in cash and cash equivalents	(49,185)	198,558

Cash at beginning of period	49,185	251,454

Cash at end of period	$–	$450,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$19,735	$7,313
Taxes	$–	$–
Noncash Financing Activities
Convertible notes and accrued interest converted to common stock	$1,323,781	$60,000

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

October 31, 2020

(Unaudited)

NATURE OF BUSINESS

Lux Amber, Corp. (the “Company”) a Nevada corporation, is an international specialty chemical company. Its principal executive offices are located at 145 Rose Lane, Suite 102, Frisco, Texas 75036.

The Company has three (3) wholly owned subsidiaries: Worldwide Specialty Chemicals, Inc. (“WSCI”), Industrial Chem Solutions, Inc. (“ICS”), and Safeway Pest Elimination, LLC, (“SPE”). SPE was formed July 16, 2018. Each of ICS and SPE serves as both a producer and distributor of environmentally safe, specialty chemicals. The Company and its subsidiaries are located at 145 Rose Lane, Suite 102, Frisco, TX 75036.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Worldwide Specialty Chemicals, Inc. (WSCI), Industrial Chem Solutions, Inc. (ICS), and Safeway Pest Elimination, LLC (SPE).

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

Operating results for the six-months ended October 31, 2020, are not necessarily indicative of the results that can be expected for the year ending April 30, 2021.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at October 31, 2020 and April 30, 2020. The carrying value of the financial instruments included in the Company’s financial statements approximated their fair values.

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

For the six months ended October 31, 2020 and 2019, approximately 82,668 and 82,668 common stock warrants, respectively, and 6,366,417 and 4,983,083 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants and options would be antidilutive.

For the three months ended October 31, 2020 and 2019, approximately 82,668 and 82,668 common stock warrants, respectively, and 6,366,417 and 4,983,083 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants and options would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are trade receivables from product sales recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. On October 31, 2020 and April 30, 2020, the allowance for doubtful accounts was $0.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Committee 606 (“ASC 606”), Revenue from Contracts with Customers, which provides guidance on how revenue with customers should be recognized.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing service. Revenue from product sold is recognized when obligations with the customer are satisfied, which generally occurs with the transfer or delivery of the product, signifying the point in time when the customer obtains control of the promised goods. Our performance obligation is delivering the product to the customer; and therefore, the transaction price, which is stated on the invoice, is allocated 100% to the sole performance obligation of product delivery. Revenue from service, if applicable, would be recognized when the services are provided, or the customer receives the benefit, which is over time. For the period ended October 31, 2020 and 2019, all revenue was from products sold.

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

The following table sets forth the components of the Company’s inventory balances as of:

	October 31, 2020	April 30, 2020
Finished goods	$109,902	$92,568
Raw materials	69,582	55,927
Obsolescence	(17,290)	(17,290)
	$162,194	$131,205

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

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The qualitative factors evaluated by the Company include macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than the carrying amount, management determines if the reporting unit’s carrying value exceeds its fair value and records an impairment for such amounts. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than the carrying value. Management does not consider the value of goodwill recorded for ICS in the accompanying consolidated balance sheet to be impaired as of October 31, 2020 and April 30, 2020.

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

The Company accounts for all uncertain tax positions in accordance with ASC Topic 740 – Income Taxes (ASC 740). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of October 31, 2020 and April 30, 2020.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses resulting in an accumulated deficit of $14,082,108 and $12,884,427 on October 31, 2020 and April 30, 2020, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. As such, the Company will need to arrange for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

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

2. ACCOUNTS RECEIVABLE

Accounts receivable relate to trade receivables from product sales made by the Company. Accounts receivable consist of the following on October 31, 2020 and April 30, 2020:

	October 31, 2020	April 30, 2020
Trade receivables	$140,853	$106,876

3. NOTES PAYABLE

Convertible Promissory Notes Payable

During the period ended April 30, 2020 the Company issued a round of convertible debentures worth $750,000. The debentures are convertible into shares of the Company's common stock at the maturity date of June 15, 2020 and pay any unpaid interest at a rate of 8%. As of October 31, 2020, this round of debentures has been converted into 872,093 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $13,326 was converted into 15,765 shares of common stock at a price of $0.86 per share. The remaining $1,666 of accrued interest was paid as of August 11, 2020.

During the three-month period ending July 31, 2020, the Company began offering a round of convertible debentures worth $1,000,000. During this period $551,300 were issued. This round of debentures has been converted into 641,048 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $16,459 was converted into 10,645 shares of common stock at a price of $0.86 per share.

During the three-month period ending October 31, 2020, the Company continued offering a round of convertible debentures worth $1,000,000, of which $20,000 had been issued. The debentures are convertible into shares of the Company's common stock at the maturity date of January 15, 2021 and pay any unpaid interest at a rate of 8%. As of October 31, 2020, this round of debentures had not been converted and there was no accrued interest unpaid.

Vehicles and Equipment Notes Payable

The Company has one note payable relating to the purchase of a Company vehicle as of October 31, 2020. The balance outstanding under the note payable was $37,564 as of October 31, 2020. The note payable bears interest of 5.99% with principal and interest due monthly. The note matures in September 2023. The Company had the same note payable relating to the purchase of a Company vehicle as of April 30, 2020 with a balance outstanding of $40,474.

The Company’s future minimum principal payments as of October 31, 2020 are as follows:

2021	$6,931
2022	12,889
2023	12,889
2024	4,855
$37,564

4. ACCRUED EXPENSES

Accrued expenses, consisting of accrued salaries for officers and executive management, include the following balance on October 31, 2020 and April 30, 2020:

	October, 2020	April 30, 2020
Accrued Compensation	$878,250	$469,004
Other Accrued Expenses	359,441	336,849
	$1,237,691	$805,853

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

As of October 31, 2020, the weighted average remaining lease term and weighted average discount rate for financing leases was 2.6 years and 4.07%, respectively. The Company's future financing lease obligations that have not yet commenced are immaterial. For six months ending October 31, 2020 and 2019, the Company's cash paid for financing leases was $80,621 and $11,002, and short-term lease costs were $0 and $1,128, respectively. For three months ending October 31, 2020 and 2019, the Company's cash paid for financing leases was $24,345 and $19,002, and short-term lease costs were $0 and $1,128, respectively.

The Company’s undiscounted annual future minimum lease payments as of October 31, 2020 consist of:

2021	$91,716
2022	169,607
2023	88,298
2024	12,590
2025	10,884
Total lease payments	373,095
Interest	(18,606)
Present value of lease liabilities	$354,489

Concentrations

For the six months ended October 31, 2020, the Company had four customers which made up 63% of the outstanding accounts receivable balance. For the six months ended October 31, 2019, the Company had two customers which made up 45% of the outstanding accounts receivable balance.

For the six months ended October 31, 2020, the Company had two customers which made up 45% of total revenues. For the six months ended October 31, 2019, the Company had two customers which made up 41% of total revenues.

For the three months ended October 31, 2020, the Company had two customers which made up 48% of total revenues. For the three months ended October 31, 2019, the Company had two customers which made up 51% of total revenues.

6. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

As of October 31, 2020, and 2019, the authorized share capital of the Company consisted of 75,000,000 shares of common stock, $0.0001 par value. No other classes of stock are authorized.

Common Stock

During the six months ended October 31, 2020, the Company has 36,250 common shares repurchased at $1.25 per share for a total cash payment amount of $45,313 plus interest.

For the three months ended October 31, 2020, the Company had no sale or repurchase of common stock.

Warrants

During the six months ended October 31, 2020 and 2019, there were 0 and 260,000 warrants exercised at $.50 per share for a total cash amount of $0 and $130,000, respectively.

For the three months ended October 31, 2020, the Company had no sale or repurchase of warrants.

As of October 31, 2020, and 2019, there were 82,668 and 82,668 common stock warrants outstanding, respectively, with an exercise price of $.50.

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

During the six months ended October 31, 2020 and 2019, there were 0 and 150,000 common stock options granted. The options granted have an exercise price of $1.50 and vested immediately.

Stock option activity during the six-month period ended October 31, 2020 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of period	7,309,750	$0.00 - 1.50	$1.18	113 months
Granted	–	$–	$–	–
Exercised	–	$–	$–	–
Canceled or expired	–	$–	$–	–
Outstanding - end of period	7,309,750	$0.00 - 1.50	$1.15	105 months

Exercisable - end of period	6,469,750		$0.91	89 months

Stock option activity during the six-month period ended October 31, 2019 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of period	5,386,418	$0.00 - 1.50	$0.79	98 months
Granted	150,000	$1.50	$1.50	–
Exercised	–	$–	$–	–
Canceled or expired	–	$–	$–	–
Outstanding - end of period	5,686,418	$0.00 - 1.50	$0.79	95 months

Exercisable - end of period	4,983,083		$0.74	95 months

The fair value of each option grant is calculated using the following assumptions:

	October 31, 2020	October 31, 2019
Expected life – years	NA	5
Interest rate	NA	1.78-2.03%
Volatility	NA	71.70%
Dividend yield	–%	–%

Total share-based compensation expense (including stock grants) included in salaries and wages was $89,106 and $193,183 for the six months ended October 31, 2020 and 2019, respectively. Total share-based compensation expense (including stock grants) included in salaries and wages was $44,553 and $29,295 for the three months ended October 31, 2020 and 2019, respectively. Unamortized share-based compensation expense amounted to $371,275, which is expected to be recognized over the next 28 months as of October 31, 2020.

7. RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2020 and 2019, the Company incurred consulting fees of $120,442 and $151,488 to five separate entities owned by five current shareholders. An additional $36,000 and $2,625 in consulting fees were incurred by the Company from an entity owned by the spouse of the CEO during the six months ended October 31, 2020 and 2019, respectively. The total related party consulting fees unpaid balance due was $30,240 and $14,000 as of October 31, 2020 and 2019, respectively, and is included in accounts payable in the accompanying consolidated financial statements.

During the three months ended October 31, 2020 and 2019, the Company incurred consulting fees of $48,647 and $58,562 to four separate entities owned by four current shareholders. The total related party consulting fees unpaid balance due was $47,647 and $0 as of October 31, 2020 and 2019, respectively, and is included in accounts payable in the accompanying consolidated financial statements.

The Company is in effect a sales representative of CBI Polymers, Inc. pursuant to the Exclusive Patent License Agreement between the Company and CBI Polymers. CBI Polymers and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI Polymers and the Company other than those discussed in this report. There was $0 due to CBI Polymers as of October 31, 2020 and April 30, 2020, respectively.

In fiscal year April 2020, the Company received $35,000 from a related party, Maine Consultants, Inc. and in exchange therefor, issued a promissory note to Maine Consultants. On May 13, 2020, the promissory note was paid in full.

Two separate related parties are allowing the Company to rent vehicles for a monthly fee of $1,650 and $2,957. For the six months ended October 31, 2020, the Company paid a total of $8,250 and $19,942. For the three months ended October 31, 2020, the Company paid a total of $4,950 and $5,916. For the three and six-month periods ended October 31, 2019, the Company had not yet entered into these agreements, thus $0 and $0 was paid.

8. INCOME TAXES

For the six-months ended October 31, 2020 and 2019, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence on October 31, 2020, management determined that a full valuation allowance against all of the Company’s deferred tax assets at October 31, 2020 was appropriate.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the period ending October 31, 2020 and 2019:

	October 31, 2020	October 31, 2019
Tax benefit calculated at statutory rate	21.00%	21.00%
Expense not deductible	(0.05)	(0.06)
Changes to valuation allowance	(20.95)	(20.94)
Provision for income taxes	0%	0%

9. VARIABLE INTEREST ENTITIES

As of April 30, 2020, the Company owned 49% of the entity PCNM. As the Company was directly involved with the management of the entity, the Company considered itself to be the primary beneficiary, thus requiring consolidation. On June 15, 2020, PCNM was legally dissolved.

10. CORONA VIRUS

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. In March 2020, we noticed a strong decline in orders from our customers, as businesses around the country began to cease their operations due to COVID-19. In an attempt to mitigate the ongoing impact of the pandemic on our cash flows certain actions were taken. The actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, reducing capital expenditures, and reducing travel for business development purposes. As of October 31, 2020, we have noticed an increase in monthly orders as businesses have reopened, coupled with the spring/summer construction season. We have begun to increase our associated expenses including business travel and development.

The Paycheck Protection Program (“PPP”) provides loans from the U.S. Small Business Administration (“SBA”) to help businesses keep their workforce employed during the Coronavirus (COVID-19) crisis. SBA will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent, mortgage interest, or utilities. On May 8, 2020, the Company received a PPP loan in the amount of $100,344. The Company expects the loan will be fully forgiven and has filed for the forgiveness in November of 2020.

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

11. SUBSEQUENT EVENTS

Throughout November of 2020, the Company continued offering an additional $1,000,000 of convertible debentures. The debentures are convertible into shares of the Company’s common stock at the maturity date of January 15, 2021 and pay any unpaid interest at the rate of 8%. As of December 15, 2020, $118,000 has been funded since October 31, 2020.

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

The Company’s principal executive offices are located at 145 Rose Lane, Suite 102, Frisco, TX 75036. The Company’s corporate telephone number is 972-214-9764. The Company’s stock symbol is LXAM.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended October 31, 2020, the primary sources of liquidity were cash flows from financing activities, and in particular, promissory notes from a related party.

As of October 31, 2020, the Company had total assets of $3,594,500 consisting of $140,853 in receivables, $162,194 in inventory, $40,052 in other current assets, and long-term assets of $2,294,952 in goodwill and $15,000 other intangibles, $585,832 in fixed assets, $17,700 on other long-term assets, and $337,917 in right of use assets. As of April 30, 2020, the Company had total assets of $3,612,474, consisting of current assets of $49,185 in cash, $106,876 in receivables, $131,205 in inventory, $9,481 in prepaid expenses and other current assets. The decrease in total assets of $13,450, was primarily due to the decrease in its cash of $49,185 and increase in of inventory $30,989 as a result of slower customer pay times due to cash flow issues industry wide as a result of COVID-19 and a build-up of inventory to accommodate the increase in sales.

As of October 31, 2020, the Company had total liabilities totaling $2,003,400 including $1,715,957 in current payables and accrued expenses, $67,809 in related party payables, $32,889 in notes payable, and $186,745 in right of use liabilities. Long term liabilities total $192,421 and included both notes payable and right of use liabilities. As of April 30, 2020, the Company had total liabilities totaling $2,397,838 including $1,094,717 in accounts payable and accrued expenses, $85,603 in related party payables, $762,889 in notes payable and $190,262 in right of use liabilities. Long term liabilities totaled $264,367 and included both notes payable and right of use liabilities. The decrease in liabilities of $394,438, was largely the result of a decrease in notes payable of $730,000 due to debenture conversions and right of use liabilities of $39,038 from scheduled payments, with the remainder being offset by an increase in operating expenses.

On October 31, 2020, the Company had an accumulated stockholders’ equity of $1,398,679 and $1,214,636 on April 30, 2020. The decrease is result of the items discussed above.

RESULTS OF OPERATIONS

Comparison of the three and six-month periods ended October 31, 2020 and October 31, 2019.

Revenues

For the six-month period ended October 31, 2020, the Company had revenues of $686,415, and $725,596 for the same period in 2019. The decrease in sales is primarily the result of the decrease in SPE’s sales by $179,000 offset by an increase in ICS’s sales of $81,198. SPE was selling a proprietary product to a single customer. Due to a change in the marketing strategy of the single customer, that customer’s requirement for the product was discontinued. From time-to-time there will be other opportunities for the Company to produce custom products for specific customers, which may not have continuing revenues from one financial period to another.

For the three-month period ended October 31, 2020, the Company had revenues of $396,155, and $344,094 for the same period in 2019. The decrease in sales is primarily the result of the decrease in SPE’s sales by $76,200 offset by an increase in ICS’s sales of $64,665. SPE was selling a proprietary product to a single customer. Due to a change in the marketing strategy of the single customer, that customer’s requirement for the product was discontinued. From time-to-time there will be other opportunities for the Company to produce custom products for specific customers, which may not have continuing revenues from one financial period to another.

Operating Expenses

For the six-month period ended October 31, 2020, the Company’s operating expenses totaled $1,439,745, and $1,094,382 for the same period in 2019. The increase of $345,363 is primarily related to 1) expenses related to the purchase of Lux Amber Corp, which was not capitalized; 2) accrued but not paid increased officer salary expense; 3) accrued but not paid in full professional fees relating to consulting, audit and legal; and 4) offset by a decreased in product delivery costs.

For the three-month period ended October 31, 2020, the Company’s operating expenses totaled $771,460, and $655,716 for the same period in 2019. The increase of $115,744 is primarily related to 1) accrued but not paid officer salary; 2) accrued but not paid in full professional fees relating to consulting, audit and legal to the merger of Lux Amber which was not capitalized 3) offset by decrease of product delivery costs.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash, its current liabilities exceed its current assets as of October 31, 2020 and has incurred reoccurring losses from operations during the six months ended October 31, 2020. The Company is relying on capital from investors to meet the majority of its operating expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To assist the Company to obtain and preserve working capital to support its current operations the Company entered into the following transactions:

The Company’s third round of debentures was converted into 872,093 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $13,325 was converted into 15,765 shares of common stock at the same conversion rate.

The Company’s fourth round of debentures was converted into 641,048 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $9,155 was converted into 10,645 shares of common stock at the same conversion rate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in XBRL (extensible Business Reporting Language);
(i) Consolidated Balance Sheets at October 31, 2020 (unaudited) and April 30, 2020,
(ii) Consolidated Statement of Operations for the six months October 31, 2020 and 2019, (unaudited)
(iii) Consolidated Statement of Cash Flows for the six months ended October 31, 2020 and 2019 (unaudited), and
(iv) Notes to Consolidated Financial Statements. (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 21, 2020

Lux Amber, Corp.

By:	/s/ E. Thomas Layton
E. Thomas Layton, CEO and Director

By:	/s/ Paul O. Williams
Paul O. Williams, CFO and Director

