Form 10-Q
period 2021-01-31
Lux Amber, Corp.
filed 2021-03-23
CIK 1740695

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: January 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of March 18th, was 31,111,658.

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2021 (Unaudited)	April 30, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$49,185
Accounts receivable – trade	39,274	106,876
Inventory	156,618	131,205
Prepaid expenses	2,000	8,711
Other current assets	37,832	770
Total current assets	235,724	296,747

GOODWILL	2,294,952	2,294,952

OTHER INTANGIBLES	15,000	15,000

OTHER LONG-TERM ASSETS	35,165	12,700
FIXED ASSETS
Furniture, fixtures, and office equipment	36,385	26,191
Vehicles and trailers	269,062	194,140
Equipment	625,371	608,274
Leasehold improvements	12,190	12,190
Assets in process	45,402	44,551
	988,410	885,345
Accumulated depreciation	(430,677)	(316,086)
Fixed assets, net	557,733	569,259

RIGHT OF USE ASSETS	296,618	423,815

TOTAL ASSETS	$3,435,192	$3,612,474

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$461,811	$288,864
Accrued expenses	1,260,132	805,853
Related party payables	60,820	85,603
Notes payable – current portion	12,889	762,889
Right of use – current portion	172,498	190,262
Total current liabilities	1,968,150	2,133,471

NON-CURRENT LIABILITIES
Notes payable	18,731	27,585
Right of use liabilities	137,501	236,782

TOTAL LIABILITIES	2,124,382	2,397,838

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized: 31,091,658 issued and 29,441,708 issued	3,088	2,943
Additional paid-in capital	15,705,896	14,095,093
Accumulated deficit	(14,398,174)	(12,884,427)
Total Lux Amber Corp. stockholders' equity	1,310,810	1,213,609
Non-controlling interest	–	1,027
TOTAL EQUITY	1,310,810	1,214,636

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,435,192	$3,612,474

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended January 31, 2021	Three Months ended January 31, 2020	Nine Months ended January 31, 2021	Nine Months ended January 31, 2020

Revenue	$130,183	$119,451	$816,598	$845,047
Cost of goods sold	108,695	351,288	534,149	868,689
Gross profit (loss)	21,488	(231,837)	282,449	(23,642)

Product delivery expenses	103,629	113,794	404,895	252,230
General and administrative expenses	10,547	1,757,511	1,038,304	2,577,870
Selling expenses	34,695	31,547	70,450	114,220
Depreciation and amortization	39,624	40,893	114,591	93,807

Total operating expenses	188,495	1,943,745	1,628,240	3,038,127

Loss from operations	(167,007)	(2,175,582)	(1,345,791)	(3,061,769)

Other (income)/expenses:
Interest income	–	(58)	–	(208)
Interest expense	29, 673	10,959	52,968	20,656
Other (income)/expense	118,268	(8,110)	114,988	7,700
Total other (income) expense	147,941	2,791	167,956	28,148

Net loss	$(314,948)	$(2,178,373)	$(1,513,747)	$(3,089,917)

Less: net loss attributable to non-controlling interest	–	(256)	–	(898)

Net loss attributable to Lux Amber Corp.	$(314,948)	$(2,178,117)	$(1,513,747)	$(3,089,019)

Loss per common share: Basic and Diluted	$(0.01)	$(0.08)	$(0.05)	$(0.11)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	30,958,663	28,053,167	30,389,570	28,053,167

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Nine Months Ended January 31, 2021 and January 31, 2020

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of April 30, 2020	29,441,708	$2,943	$14,095,093	$(12,884,427)	$1,027	$1,214,636

Common stock repurchased	(36,250)	(5)	(45,308)	–	–	(45,313)

Notes payable with interest converted to common stock	1,686,467	150	1,507,265	–	–	1,507,415

Dissolution of PCNM	–	–	–	–	(1,027)	(1,027)

Share based compensation	–	–	133,659	–	–	133,659

Adjustment	(267)	–	15,187			15,187

Net loss	–	–	–	(1,513,747)	–	(1,513,747)

Balance as of January 31, 2021	31,091,658	$3,088	$15,705,896	$(14,398,174)	$–	$1,310,811

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of April 30, 2019	25,969,293	$2,597	$10,767,919	$(8,461,391)	$(27,918)	$2,281,207

Warrants exercised	260,000	26	129,974	–	–	130,000

Common stock issued for cash	437,332	43	655,955	–	–	655,998

Notes payable converted to common stock	1,386,524	139	499,861	–	–	500,000

Common stock repurchased	–	(2)	(22,392)			(22,394)

Share based compensation	–	–	1,484,914	–	–	1,484,914

Net loss	–	–	–	(3,089,019)	(897)	(3,089,917)

Balance as of January 31, 2020	28,053,149	$2,803	$13,516,231	$(11,550,410)	$(28,815)	$1,939,808

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(Unaudited)

For the Three Months Ended January 31, 2021 and January 31, 2020

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of October 31, 2020	30,944,742	$3,073	$15,477,714	$(14,083,226)	$–	$1,397,561

Notes payable with interest converted to common stock	146,916	15	183,629	–	–	183,644

Share based compensation		–	44,553	–	–	44,553

Net loss	–	–	–	(314,948)	–	(314,948)

Balance as of January 31, 2021	31,091,658	$3,088	$15,705,896	$(14398,174	$–	$1310,811

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of October 31, 2019	26,229,292	$2,679	$11,756,018	$(9,372,293)	$(28,560)	$2,357,845

Notes payable converted to common stock	1,219,857	122	439,878	–	–	440,000

Common stock issued for cash	34,000	3	50,997	–	–	51,000

Common stock repurchased	–	(2)	(22,392)			(22,394)

Share based compensation	–	–	1,291,730	–	–	1,291,730

Net loss	–	–	–	(2,178,117)	(256)	(2,178,373)

Balance as of January 31, 2020	28,053,149	$2,803	$13,516,231	$(11,550,410)	$(28,816)	$1,939,808

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31, 2021	For the Nine Months Ended January 31, 2020
Cash Flows from Operating Activities
Net loss	$(1,513,747)	$(3,089,019)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	241,788	151,445
Loss on sale of assets	–	26,075
Share based compensation	133,659	1,484,914
Right of use interest	11,898	5,425
Accounts receivable - trade	67,602	31,218
Inventory	(25,413)	63,030
Prepaid expenses	6,711	15,756
Other current assets	(37,062)	(90,168)
Accounts payable	172,947	–
Interest payable	–	123,046
Accrued expenses	476,001	(216,681)
Due to related parties	(37,542)	–
Net cash used in operating activities	(503,158)	(1,495,857)

Cash Flows from Investing Activities
Deposit paid	–	(12,400)
Expenditures for property and equipment	(103,065)	(170,032)
Total cash used in investing activities	(103,065)	(182,432)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	730,300	1,000,000
Payments on notes payable	(8,854)	(8,081)
Payments on right of use liabilities	(119,097)	(86,496)
Payments for the repurchase of common stock	(45,313)	(22,394)
Proceeds from the sale of common stock	–	655,998
Proceeds from the execution of warrants	–	130,000
Net cash provided by financing activities	557,036	1,669,027

Net change in cash and cash equivalents	(49,185)	(9,262)

Cash at beginning of period	49,185	251,454

Cash at end of period	$–	$242,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$32,057	$15,070
Taxes	$–	$–
Noncash Financing Activities
Convertible notes and accrued interest converted to common stock	$(1,507,415)	$(500,000)

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

January 31, 2021

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

Operating results for the nine-months ended January 31, 2021, are not necessarily indicative of the results that can be expected for the year ending April 30, 2021.

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

Fair Value of Financial Instruments

FASB ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management on January 31, 2021 and April 30, 2020. The carrying value of the financial instruments included in the Company’s financial statements approximated their fair values.

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

For the nine months ended January 31, 2021 and 2020, approximately 82,668 and 82,668 common stock warrants, respectively, and 6,569,750 and 6,433,083 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants and options would be antidilutive.

For the three months ended January 31, 2021 and 2020, approximately 82,668 and 82,668 common stock warrants, respectively, and 6,569,750 and 6,433,083 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants and options would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are trade receivables from product sales recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. On January 31, 2020 and April 30, 2020, the allowance for doubtful accounts was $0.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Committee 606 (“ASC 606”), Revenue from Contracts with Customers, which provides guidance on how revenue with customers should be recognized.

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing service. Revenue from product sold is recognized when obligations with the customer are satisfied, which generally occurs with the transfer or delivery of the product, signifying the point in time when the customer obtains control of the promised goods. Our performance obligation is delivering the product to the customer; and therefore, the transaction price, which is stated on the invoice, is allocated 100% to the sole performance obligation of product delivery. Revenue from service, if applicable, would be recognized when the services are provided, or the customer receives the benefit, which is over time. For the period ended January 31, 2021 and 2020, all revenue was from products sold.

Our sales policies do not provide for general rights of return, and payment is due net of 15 days. We do not record estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives at the time of the sale. We also do not record estimated reserves for product returns and credits at the time of sale and anticipated uncollectible accounts.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. The carrying value of inventory is reduced for estimated obsolescence. The Company evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand.

The following table sets forth the components of the Company’s inventory balances as of:

	January 31, 2021	April 30, 2020
Finished goods	$123,259	$92,568
Raw materials	50,649	55,927
Obsolescence	(17,290)	(17,290)
	$156,618	$131,205

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

Goodwill

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from business acquisitions. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The qualitative factors evaluated by the Company include macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than the carrying amount, management determines if the reporting unit’s carrying value exceeds its fair value and records an impairment for such amounts. Management determined, by assessing the qualitative factors, that it is more likely than not that the fair value of the reporting unit is greater than the carrying value. Management does not consider the value of goodwill recorded for ICS in the accompanying consolidated balance sheet to be impaired as of January 31, 2021 and April 30, 2020.

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

The Company accounts for all uncertain tax positions in accordance with ASC Topic 740 – Income Taxes (ASC 740). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of January 31, 2021 and April 30, 2020.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses resulting in an accumulated deficit of $14,398,174 and $12,884,427 on January 31, 2021 and April 30, 2020, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. As such, the Company will need to arrange for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

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

2. ACCOUNTS RECEIVABLE

Accounts receivables relate to trade receivables from product sales made by the Company. Accounts receivables consist of the following on January 31, 2021 and April 30, 2020:

	January 31, 2021	April 30, 2020
Trade receivables	$39,274	$106,876

3. NOTES PAYABLE

Convertible Promissory Notes Payable

During the year ended April 30, 2020, the Company issued a round of convertible debentures worth $750,000. The debentures are convertible into shares of the Company's common stock at the maturity date of June 15, 2020 and pay any unpaid interest at a rate of 8%. As of July 31, 2020, this round of debentures has been converted into 872,093 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $13,326 was converted into 15,765 shares of common stock at a price of $0.86 per share. The remaining $1,666 of accrued interest was paid as of August 11, 2020.

During the three-month period ending July 31, 2020, the Company began offering a round of convertible debentures worth $1,000,000. During the first quarter $551,300 were issued. This round of debentures has been converted into 641,048 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $16,459 was converted into 10,645 shares of common stock at a price of $0.86 per share.

During the three-month period ending October 31, 2020, the Company began offering a round of convertible debentures worth $1,000,000. During the period $20,000 were issued. This amount was converted into 16,000 shares of common stock at a price of $1.25 per share and the accrued interest unpaid amount of $430 was converted into 344 shares of common stock at a price of $1.25 per share on January 15th, 2021.

During the three-month period ending January 31, 2021, the Company continued offering a round of convertible debentures worth $1,000,000. During the three-month period ended January 31, 2021, $159,000 were issued. The debentures are convertible into shares of the Company's common stock at the maturity date of January 15, 2021 and pay any unpaid interest at a rate of 8%. As of January 31, 2021, this round of debentures was converted 127,200 shares of common stock at a price of $1.25 per share and accrued interest of $1,644 was converted into 1,316 shares of common stock at a price of $1.25 per share.

Vehicles and Equipment Notes Payable

The Company has one note payable relating to the purchase of a Company vehicle as of January 31, 2021. The balance outstanding under the note payable was $31,620 as of January 31, 2021. The note payable bears interest of 5.99% with principal and interest due monthly. The note matures in September 2023. The Company had the same note payable relating to the purchase of a Company vehicle as of April 30, 2020 with a balance outstanding of $40,474.

The Company’s future minimum principal payments as of January 31, 2021 are as follows:

2021	$2,888
2022	15,285
2023	13,447
$31,620

4. ACCRUED EXPENSES

Accrued expenses primarily, consisting of accrued salaries for officers and executive management, include the following balance on January 31, 2021 and April 30, 2020:

	January 31, 2021	April 30, 2020
Accrued Compensation	$933,362	$469,004
Other Accrued Expenses	326,770	336,849
	$1,260,132	$805,853

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

As of January 31, 2021, the weighted average remaining lease term and weighted average discount rate for financing leases was 2.2 years and 3.5%, respectively. The Company's future financing lease obligations that have not yet commenced are immaterial. For nine months ending January 31, 2021 and 2020, the Company's cash paid for financing leases was $119,097 and $42,202, and short-term lease costs were $0 and $4,464, respectively. For three months ending January 31, 2021 and 2020, the Company's cash paid for financing leases was $38,476 and $31,200, and short-term lease costs were $0 and $3,336, respectively.

The Company’s undiscounted annual future minimum lease payments as of January 31, 2021 consist of:

2021	$43,828
2022	169,607
2023	88,298
2024	12,590
2025	10,884
Total lease payments	325,207
Interest	(15,208)
Present value of lease liabilities	$309,999

Concentrations

For the nine months ended January 31, 2021, the Company had four customers which made up 63% of the outstanding accounts receivable balance. For the nine months ended January 31, 2020, the Company had two customers which made up 45% of the outstanding accounts receivable balance.

For the nine months ended January 31, 2021, the Company had two customers which made up 45% of total revenues. For the nine months ended January 31, 2020, the Company had two customers which made up 41% of total revenues.

For the three months ended January 31, 2021, the Company had two customers which made up 48% of total revenues. For the three months ended January 31, 2019, the Company had two customers which made up 51% of total revenues.

6. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

As of January 31, 2021, and 2020, the authorized share capital of the Company consisted of 75,000,000 shares of common stock, $0.0001 par value. No other classes of stock are authorized.

Common Stock

During the nine months ended January 31, 2021, the Company has 36,250 common shares repurchased at $1.25 per share for a total cash payment amount of $45,313 including interest. For the nine months ended January 31, 2020, the Company repurchased common stock, though the shares were not returned, worth $22,394 including interest.

For the three months ended January 31, 2021, the Company had no sale or repurchase of common stock. For the three months ended January 31, 2020, the Company repurchased common stock, though the shares were not returned, worth $22,394 including interest.

Warrants

During the nine months ended January 31, 2021 and 2020, there were 0 and 260,000 warrants exercised at $.50 per share for a total cash amount of $0 and $130,000, respectively.

For the three months ended January 31, 2021, the Company had no sale or repurchase of warrants.

As of January 31, 2021, and 2020, there were 82,668 and 82,668 common stock warrants outstanding, respectively, with an exercise price of $0.50.

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

During the nine months ended January 31, 2021 and 2020, there were 0 and 2,150,000 common stock options granted. The options granted have an exercise price of $1.50 and 1,350,000 vested immediately. The remaining 800,000 vest over a four-year period with the first quarter vesting immediately and the balance vesting one quarter per year for three years.

Stock option activity during the nine-month period ended January 31, 2021 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of period	7,309,750	$0.00 - 1.50	$1.18	113 months
Granted	–	$–	$–	–
Exercised	–	$–	$–	–
Canceled or expired	–	$–	$–	–
Outstanding - end of period	7,309,750	$0.00 - 1.50	$1.12	99 months

Exercisable - end of period	6,569,750		$0.92	86 months

Stock option activity during the nine-month period ended January 31, 2020 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of period	5,386,418	$0.00 - 1.50	$0.79	98 months
Granted	2,150,000	$1.50	$1.50	–
Exercised	–	$–	$–	–
Canceled or expired	–	$–	$–	–
Outstanding - end of period	7,686,418	$0.00 - 1.50	$0.98	99 months

Exercisable - end of period	6,433,083		$1.16	125 months

The fair value of each option grant is calculated using the following assumptions:

	January 31, 2021	January 31, 2020
Expected life – years	NA	5
Interest rate	NA	1.78-2.03%
Volatility	NA	71.70%
Dividend yield	–%	–%

Total share-based compensation expense (including stock grants) included in salaries and wages was $133,659 and $1,484,914 for the nine months ended January 31, 2021 and 2020, respectively. Total share-based compensation expense (including stock grants) included in salaries and wages was $44,553 and $1,291,730 for the three months ended January 31, 2021 and 2020, respectively. Unamortized share-based compensation expense amounted to $326,722, which is expected to be recognized over the next 22 months as of January 31, 2021.

7. RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2021 and 2020, the Company incurred consulting fees of $214,487 and $276,464 to five separate entities owned by five current shareholders. An additional $74,000 and $34,000 in consulting fees were incurred by the Company from an entity owned by the spouse of the CEO during the nine months ended January 31, 2021 and 2020, respectively. The total related party consulting fees unpaid balance due was $62,693 and $38,608 as of January 31, 2021 and 2020, respectively, and is included in accounts payable in the accompanying consolidated financial statements.

During the three months ended January 31, 2021 and 2020, the Company incurred consulting fees of $62,693 and $37,495 to four separate entities owned by four current shareholders. The total related party consulting fees unpaid balance due was $30,741 and $24,272 as of January 31, 2021 and 2020, respectively, and is included in accounts payable in the accompanying consolidated financial statements.

The Company is in effect a sales representative of CBI Polymers, Inc. pursuant to the Exclusive Patent License Agreement between the Company and CBI Polymers. CBI Polymers and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI Polymers and the Company other than those discussed in this report. There was $615 and $0 due to CBI Polymers as of January 31, 2021 and April 30, 2020, respectively.

In fiscal year April 2020, the Company received $35,000 from a related party, Maine Consultants, Inc. and in exchange therefor, issued a promissory note to Maine Consultants. On May 13, 2020, the promissory note was paid in full.

Two separate related parties are allowing the Company to rent vehicles for a monthly fee of $1,650 and $2,957. During the three-month period ended January 31, 2021, the $2,957 lease payment was reduced to $957 for the remainder of the lease term. For the nine months ended January 31, 2021, the Company paid a total of $7,269 and $24,093. For the three months ended January 31, 2021, the Company paid a total of $4,622 and $11,010. For the three and nine-month periods ended January 31, 2020, the Company had not yet entered into these agreements, thus $0 and $0 was paid.

8. INCOME TAXES

For the nine-months ended January 31, 2021 and 2020, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence on January 31, 2021, management determined that a full valuation allowance against all of the Company’s deferred tax assets on January 31, 2021 was appropriate.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the period ending January 31, 2021 and 2020:

	January 31, 2021	January 31, 2020
Tax benefit calculated at statutory rate	21.00%	21.00%
Expense not deductible	(0.06)	(0.03)
Changes to valuation allowance	(20.94)	(20.97)
Provision for income taxes	0%	0%

9. VARIABLE INTEREST ENTITIES

As of April 30, 2020, the Company owned 49% of the entity PCNM. As the Company was directly involved with the management of the entity, the Company considered itself to be the primary beneficiary, thus requiring consolidation. On June 15, 2020, PCNM was legally dissolved.

10. CORONA VIRUS

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. In March 2020, we noticed a strong decline in orders from our customers, as businesses around the country began to cease their operations due to COVID-19. In an attempt to mitigate the ongoing impact of the pandemic on our cash flows certain actions were taken. The actions include targeted reductions in discretionary operating expenses such as advertising and payroll expenses, reducing capital expenditures, and reducing travel for business development purposes. As of January 31, 2021, we have noticed a decrease in monthly orders as the spring/summer construction season has ended. We have begun to increase our associated expenses including business travel and development.

The Paycheck Protection Program (“PPP”) provides loans from the U.S. Small Business Administration (“SBA”) to help businesses keep their workforce employed during the Coronavirus (COVID-19) crisis. SBA will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent, mortgage interest, or utilities. On May 8, 2020, the Company received a PPP loan in the amount of $100,344. The loan was fully forgiven in November of 2020.

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

11. SUBSEQUENT EVENTS

As of February 1st, the Company has received $50,000 from a current shareholder, with interest due as of February 28th at 8% interest.

As of February 10th, the Company has received $15,000 from a related party, with interest due as of April 1st at 8% interest.

As of February 18th, the Company was approved and has received $89,135 in PPP2 loans from the SBA.

As of February 26th, the Company was party to a promissory note with a related party for $5,000. The loan is part of a related party lease agreement for a new vehicle.

As of March 3rd, the Company has been approved, but has not received, $15,657 in PPP2 loans from the SBA.

As of March 8th, a shareholder exercised stock options in a cashless transaction for 20,000 shares of stock.

Throughout the fourth quarter, the Company has received a total of $84,400 of promissory notes from a related party with various due dates and an 8% interest rate.

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

The Company has three wholly owned subsidiaries: Worldwide Specialty Chemicals, Inc. (“WSCI”), Industrial Chem Solutions, Inc. (“ICS”), and Safeway Pest Elimination, LLC (“SPE”). Both ICS and SPE serve as both a producer and distributor of environmentally safe, specialty chemicals. The Company and its subsidiaries are located at 145 Rose Lane, Suite 102, Frisco, TX 75036.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended January 31, 2021, the primary sources of liquidity were cash flows from financing activities, and in particular, convertible debentures.

As of January 31, 2021, the Company had total assets of $3,435,192 consisting of $39,274 in receivables, $156,618 in inventory, $37,832 in other current assets, and other long-term assets of $35,165, goodwill of $2,294,952, other intangibles of $15,000, fixed assets of $557,733, and $296,618 in right of use assets. As of April 30, 2020, the Company had total assets of $3,612,474, consisting of current assets of $49,185 in cash, $106,876 in receivables, $131,205 in inventory, $9,481 in prepaid expenses and other current assets. The decrease in total assets of $177,282, was primarily due to the decreases in its cash of $49,185,receivables of $67,602, and amortization of right of use assets of $127,197 which were offset by an increase in inventory of $25,413 as a result of decreased customer demand due to slowing of construction in the winter months.

As of January 31, 2021, the Company had total liabilities totaling $2,124,382 including $1,721,943 in current payables and accrued expenses, $60,820 in related party payables, $31,620 in notes payable, and $309,999 in right of use liabilities. As of April 30, 2020, the Company had total liabilities totaling $2,397,838 including $1,094,717 in accounts payable and accrued expenses, $85,603 in related party payables, $762,889 in notes payable and $454,629 in right of use liabilities and long-term liabilities. The decrease in liabilities of $165,321, was largely the result of a decrease in notes payable of $730,000 due to debenture conversions and right of use liabilities of $117,045 from scheduled payments, with the remainder being offset by an increase in operating expenses in accounts payable and accrued expenses.

On January 31, 2021, the Company had stockholders’ equity of $1,310,810 and $1,214,636 on April 30, 2020. The decrease is result of the items discussed above and below.

RESULTS OF OPERATIONS

Comparison of the three and nine-month periods ended January 31, 2021 and January 31, 2020.

Revenues

For the nine-month period ended January 31, 2021, the Company had revenues of $816,598, and $845,047 for the same period in 2020. The decrease in sales is primarily the result of the decrease in SPE’s sales by approximately $210,000 offset by an increase in ICS’s sales of approximately $113,500. SPE was selling a proprietary product to a single customer. Due to a change in the marketing strategy of the single customer, that customer’s requirement for the product was discontinued. From time-to-time there will be other opportunities for the Company to produce custom products for specific customers, which may not have continuing revenues from one financial period to another.

For the three-month period ended January 31, 2021, the Company had revenues of $130,183, and $119,451 for the same period in 2020. The increase in sales is primarily the result of the decrease in SPE’s sales by approximately $55,440 offset by an increase in ICS’s sales of approximately $30,000 and LAC’s sales of $14,800. SPE was selling a proprietary product to a single customer. Due to a change in the marketing strategy of the single customer, that customer’s requirement for the product was discontinued. From time-to-time there will be other opportunities for the Company to produce custom products for specific customers, which may not have continuing revenues from one financial period to another.

Operating Expenses

For the nine-month period ended January 31, 2021, the Company’s operating expenses totaled $1,628,240, and $3,038,127 for the same period in 2020. The decrease of $1,409,887 is primarily related to 1) a decrease in stock compensation expense; 2) lower selling expenses; 3) offset by an increase in product delivery costs.

For the three-month period ended January 31, 2021, the Company’s operating expenses totaled $188,495, and $1,943,745 for the same period in 2020. The decrease of $1,755,250 is primarily related to 1) a decrease in stock compensation expense; 2) lower selling expenses 3) offset by an increase of product delivery costs.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash, its current liabilities exceed its current assets as of January 31, 2021 and has incurred reoccurring losses from operations during the nine months ended January 31, 2021. The Company is relying on capital from investors to meet the majority of its operating expenses.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated in the Company’s Form 10-KT filed on August 18, 2020 the Company’s Principal Executive Officer and Principal Financial Officer concluded that its internal control over financial reporting was not effective during the 2020 fiscal year.

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

The Company’s fourth round of debentures was converted into 641,048 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $16,459 was converted into 10,645 shares of common stock at the same conversion rate.

The Company’s fifth round of debentures was converted into 145,600 shares of common stock at a price of $1.25 per share and the accrued interest unpaid amount of $1,644 was converted into 1,316 shares of common stock at the same conversion rate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in XBRL (extensible Business Reporting Language);
(i) Consolidated Balance Sheets at January 31, 2020 (unaudited) and April 30, 2020,
(ii) Consolidated Statement of Operations for the three and nine months January 31, 2020 and 2019, (unaudited)
(iii) Consolidated Statement of Cash Flows for the nine months ended January 31, 2020 and 2019 (unaudited), and
(iv) Notes to Consolidated Financial Statements. (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2021

Lux Amber, Corp.

By:	/s/ E. Thomas Layton
E. Thomas Layton, CEO and Director

By:	/s/ Paul O. Williams
Paul O. Williams, CFO and Director

