Form 10-K
period 2021-04-30
Lux Amber, Corp.
filed 2021-09-30
CIK 1740695

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

Lux Amber, Corp.

(Exact name of registrant as specified in its charter)

Nevada	000-55554	98-1414834
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

6136 Frisco Square Blvd.

Suite 400, #237

Frisco, TX 75034

(Address of Principal Executive Offices)

972-214-9764

(Issuer Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	LXAM	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of October 31, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was $25,653,435. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

As of September 16th, 2021, there were 31,111,658 shares of the registrant’s common stock, par value $.0001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

Lux Amber, Corp.
FORM 10-K

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report that are not statements of historical fact constitute “forward-looking statements.” Words such as “may,” “seek,” “expect,” “anticipate,” “estimate,” “project,” “budget,” “goal,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “strategy,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the Company’s future operations, business strategies, operating results and financial position, are inherently subject to risks, uncertainties, and other factors, many of which are not within the Company’s control. Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements. Those risks, uncertainties, and factors (including the risks contained in the section of this report entitled “Risk Factors”) could cause the Company’s actual results, performance, or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. The Company expressly disclaims any obligation to publicly release any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

ii

PART I

Item 1. BUSINESS.

General

Lux Amber, Corp. (“LAC”), formed on January 19, 2018, is an international specialty chemical company. Its corporate offices are currently located at 6136 Frisco Square Blvd., Suite 400, #237, Frisco, TX 75034. LAC’s corporate telephone number is 972-214-9764. LAC has a stock symbol of LXAM.

LAC has three wholly owned subsidiaries (collectively with LAC, the “Company”): Worldwide Specialty Chemicals, Inc. (“WSCI”), Industrial Chem Solutions, Inc. (“ICS”), and Safeway Pest Elimination, LLC (“SPE”).

Business Overview

The Company is an international specialty chemical company with many products that are friendly to the environment. The common description is “green chemicals.” The Company has degreed chemists and consultants on staff with years of successful experience in the specialty chemical industry. The term “specialty chemicals” is best defined by those chemicals whose formulas allow the chemical compounds to perform a specific function for a class of customers.

LAC and its subsidiaries serve as both producers and distributors of environmentally safe, specialty chemicals, all of which are properly registered.

LAC and its subsidiaries operate from an office, chemical production, and distribution facility, from which they produce and market a number of specialty chemicals. Most of the chemical formulas are protected by trade secrets. For certain specific markets, the Company provides customized applications systems that assure safe and proportioned product delivery.

In addition to the one facility in Texas, the Company has regional toll-blending facilities in Indiana and Florida.

The regional toll-blending facilities provide both technical and production services.

There are no leases associated with these toll-blending facilities.

Products and Services

Decontamination Products

The Company has an arrangement whereby it sells its patented decontamination products worldwide. The products have been used in the United States and internationally to remove radioactive materials and toxic industrial chemicals, including mercury and lead.

Chemical Products

ICS’ products utilize all natural and renewable resources, contain no dangerous chemicals or additives, and offer “green” solutions to its customers. The ICS product line includes asphalt release agents, industrial cleaners, environmental remediation gels, odor control agents, and consumer friendly cleaners for a wide range of uses, including construction, environmental remediation, hazardous materials cleanup, nuclear decommissioning, industrial cleaning, and odor control. ICS takes pride in noting that all of the ingredients in its products are selected from the EPA’s Design for the Environment (DfE) list. The full range of ICS’s product line is described on its website: www.industrialcsi.com.

SPE refines, packages and markets compounds derived from natural sources that are formulated to eliminate and/or control pests.

WSCI produces and markets disinfectants and related families of products.

Product research and development is an ongoing and continuous process at WSCI, ICS and SPE.

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

Competition

The Company competes with a wide variety of companies in the specialty chemicals industry. Competition ranges from large multinational companies to local resellers.

The Company considers one or two of its small- to medium-sized business competitors to potentially be attractive acquisition targets.

Employees

As of April 30, 2021, the Company had six full-time employees and two paid consultants. The employees are not covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees. In September 2021, the Company significantly broadened its marketing team by engaging [30] specialty chemicals sales agents, all of whom are independent contractors.

Legal Proceedings

The Company is not a party to or otherwise involved in any material legal proceedings.

Government Regulation

The products sold by the Company are extensively regulated by federal and state authorities in the United States. The Company believes it is in compliance with federal and state legal and regulatory requirements, in order that it may continue to sell products to its clients.

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

The Company will need additional financing to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer, or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company’s operations.

The Company may not successfully manage its growth. The Company’s success will depend upon the expansion of its operations and the effective management of its growth, which will place a significant strain on its management and on its administrative, operational, and financial resources. To manage this growth, the Company must expand its facilities, augment its operational, financial and management systems, and hire and train additional qualified personnel. If it is unable to manage its growth effectively, its business would be harmed.

The Company relies on key executive officers, and their knowledge of its business and technical expertise would be difficult to replace. The Company is highly dependent on its executive officers: its Chairman and Chief Executive Officer, E. Thomas Layton, its Vice-Chairman, President and CFO, Paul O. Williams, and Walton Ashwander, Jr, who was appointed on June 7, 2021 as President of the Company. If one or more of the Company's senior executives or other key personnel are unable or unwilling to continue in their present positions, the Company has developed a succession plan.

The Company may never pay dividends to its common stockholders. The Company currently intends to retain its future earnings to support operations and to finance expansion; accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future. The declaration, payment, and amount of any future dividends on common stock will be at the discretion of the Company’s Board of Directors, and will depend upon, among other things, earnings, financial condition, capital requirements, level of indebtedness and other considerations the Board of Directors considers relevant. There is no assurance that future dividends will be paid on common stock or, if dividends are paid, the amount thereof.

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

In addition, the Company may not realize all of the anticipated benefits from future acquisitions, if any, such as increased earnings, cost savings, and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher and unexpected acquisition and operating costs, unknown liabilities, and fluctuations in markets. If benefits from future acquisitions do not meet the expectations of investors or analysts, the market price of its shares of common stock may decline. However, it must be recognized that Messrs. Layton and Williams have extensive experience integrating acquired companies into operating companies.

The Company depends on its ability to maintain relationships with industry participants. The Company’s ability to maintain commercial arrangements with customers and suppliers depends on its ability to maintain close working relationships with industry participants. While there can be no assurances, the Company has every confidence that it will be able to maintain the strategic relationships developed by its CEO, E. Thomas Layton and other key executives. The Company is also confident that it will continue to establish additional necessary strategic relationships, thus, the Company will be able to maintain and continue to grow its business.

The Company’s future business of its decontamination products is largely dependent upon government spending, which is beyond the Company’s control. The Company’s DeconGel™ decontamination products have been marketed chiefly to governmental agencies, primarily the Department of Defense and the Department of Energy. The Company has demonstrated its products at the Idaho, Los Alamos, and Oak Ridge National Laboratories, and the Hanford Nuclear Site as well as at various U.S. Navy facilities. Budgets for these facilities and the departments that operate them are set by Congress and are subject to political priorities and decisions that vary from year to year. A reduction in funding for these departments and/or for decontamination services within these departments could in turn reduce demand for the Company’s decontamination products and have an adverse effect on its financial condition and results of operations.

Changes in technology may render the Company’s products or services obsolete. The decontamination chemical industry may be substantially affected by changes in technology. New and more active compounds may be discovered that weigh less or require less volume or different manufacturing, application, or disposal methods, or which have other advantages over the products we sell. As a result, the Company’s products may become obsolete and be replaced with other products. While it may attempt to adapt and develop or represent new products, there can be no assurance that it will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

The industries in which the Company operates are competitive. This competition may affect its market share or prevent it from raising prices at the same pace as its costs increase, making it difficult to maintain existing business and win new business. The Company operates in competitive markets. Even in the face of this competition, the technical resources provided by its toll-blending partners may allow the Company to be competitive with any of its competition. Additionally, new competitors may enter its markets. The Company may be required to reduce prices if its competitors reduce prices, or as a result of any other downward pressure on prices for its products, which could have an adverse effect on the Company. If it is unable to compete successfully, its financial condition and results of operations could be adversely affected.

The Company’s common stock is classified as a “penny stock.” Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. Once the Company’s common stock commences active trading, it is likely that the Company’s common stock will be considered a penny stock for the immediately foreseeable future.

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

The Company faced adversity during the 2020 pandemic. During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. In March 2020, we noticed a strong decline in orders from our customers, as businesses around the country began to cease their operations due to COVID-19. In an attempt to mitigate the ongoing impact of the pandemic on our cash flows, the Company took certain actions, including targeted reductions in discretionary operating expenses such as advertising and payroll expenses, reducing capital expenditures, and reducing travel for business development purposes.

The Paycheck Protection Program (“PPP”) loan is a loan from the U.S. Small Business Administration (“SBA”) that helps businesses keep their workforce employed during the COVID-19 crisis. SBA will forgive loans if all employees are kept on the payroll for eight weeks and the money is used for payroll, rent, mortgage interest, or utilities. On May 8, 2020, the Company received a PPP loan in the amount of $100,344. This loan was fully forgiven in November of 2020. On February 11, 2021, February 14, 2021, and March 16, 2021, the Company received additional rounds of PPP loans in the amounts of $40,625, $48,510, and $15,657. The Company believes these loans will be fully forgiven.

Continued impacts of the pandemic have had a material adverse impact on our revenues, earnings, liquidity, and cash flows, and may require additional actions in response, including, but not limited to, employee layoffs, reduced production, or further expense reductions, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time.

 Cyber-attacks have become increasingly more prevalent and much harder to detect and defend against. Our network, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance, or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access, misuse or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. Cyber-attacks on us or our customers, business partners or third-party providers could also cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

Item 1B. UNRESOLVED STAFF COMMENTS.

None

Item 2. PROPERTIES.

The Company’s corporate offices are currently located at 6136 Frisco Square Blvd., Suite 400, #237, Frisco, TX 75034. The Company also leases a facility at 371 Hostdale, Suite 1-2, Dothan, AL 36303.

Item 3. LEGAL PROCEEDINGS.

The Company is not a party to or otherwise involved in any material legal proceedings.

Item 4. MINE SAFETY.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company has established a public trading market for its common stock. The table below reflects the last 6 fiscal quarters for which trading prices were available:

Quarter ending	High	Low
01.31.2020	$4.00	$4.00
04.30.2020	$4.00	$4.00
07.31.2020	$3.88	$3.88
10.31.2020	$2.50	$2.50
01.31.2021	$4.00	$4.00
04.30.2021	$1.50	$1.50

Holders

The approximate number of stockholders of record of the Company’s common stock on April 30, 2020, was 123. As of April 30, 2021, the number of stockholders is approximately 149, including stockholders whose shares are held in street name.

Dividends

The Company has never paid any cash dividends on its common stock, and it is anticipated that none will be paid in the foreseeable future.

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

On October 18, 2019, the Company sold 200,000 common shares at $1.50 per share for a total cash amount of300,000.

On December 6, 2019, the Company sold 34,000 common shares at $1.50 per share for a total cash amount of $51,000.

Repurchases of investment of equity securities

On January 2, 2020, one shareholder’s securities were repurchased for $22,394 and 17,915 shares were retained by the shareholder.

On July 17, 2020, one shareholder’s securities were repurchased for $22,703 and the Company cancelled the 18,162 shares so repurchased.

On July 17, 2020, one shareholder’s securities were repurchased for $22,610 and the Company cancelled the 18,088 shares so repurchased.

Item 6. SELECTED FINANCIAL DATA.

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help you understand the Company’s historical results of operations during the periods presented and its financial condition. This MD&A should be read in conjunction with the Company’s financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause its actual results to differ materially from management’s expectations. See the sections entitled “Forward-Looking Statements” and “Risk Factors” above.

The Company changed its fiscal year end from December 31 to April 30. The transition report was for the four-month period of January 1, 2020 through April 30, 2020. The information for the year ended April 30, 2020 is presented for comparative purposes only and is unaudited.

Comparative Consolidated Statement of Operations

(Unaudited)

	For the Year Ended	For the Year Ended
	April 30, 2021	April 30, 2020
REVENUE	$998,947	$966,023
COST OF GOODS SOLD	683,951	1,162,673

Gross profit (loss)	314,996	(196,650)

OPERATING EXPENSES
Product Delivery	594,098	252,230
General and administrative	1,506,792	1,829,709
Selling	84,936	121,492
Depreciation and amortization	155,171	200,073
Total operating expenses	2,340,997	2,403,504

OTHER (INCOME) EXPENSE
Interest income	–	–
Interest expense	66,951	61,077
Other (income) expense	(108,755)	133,919
Total other (income) expense	(41,804)	194,996

Net loss	(1,984,197)	(2,795,150)

Less: net loss attributable to non-controlling interest	–	10,468

NET LOSS attributable to Lux Amber, Corp. Stockholders	$(1,984,197)	(2,805,618)

Basic and diluted loss per share	$(0.06)	$(0.010)

Weighted average shares - basic and diluted	30,578,463	28,046,859

OVERVIEW

Results of operations for the years ended April 30, 2021 and 2020, were as follows:

Revenues

For the years ended April 30, 2021 and 2020, the Company’s revenues were $998,947 and $966,023, respectively.

The increase in revenue is due to an increase in sales to existing customers and an increase in the selling price of products.

Cost of Goods Sold

For the years ended April 30, 2021 and 2020, cost of goods sold was $683,951 and $1,162,673. These primarily consisted of cost of goods sold expense of $507,099 and $658,075, raw materials of $3,885 and $130,029, truck operating expenses of $2,773 and $62,289, direct labor and payroll of $37,668 and $92,106, packaging materials of $2,358 and $1,841, blending costs of $130,168 and $6,526, freight costs of $0 and $146,839, disposal of waste of $0 and $55,716, warehouse supplies of $0 and $7,998, and equipment repairs of $0 and $1,254.

The decrease in cost of goods sold is a result of a combination of a change in the raw material ingredients of a major product and price increases on each of the Company’s products.

Operating Expenses

For the years ended April 30, 2021 and 2020, operating expenses were $2,340,997 and $2,403,504. These primarily consisted of general and administrative costs of $1,506,792 and $1,829,709, product delivery costs of $594,098 and $252,230, selling expenses of $84,936 and $121,492, and depreciation/amortization expenses of $155,171 and $200,073.

For the years ended April 30, 2021 and 2020, the general and administrative expenses of $1,506,792 and $1,829,709 can be broken down into five major categories: 1) fees related to being a reporting entity, 2) start-up costs, 3) business development, 4) wages, and 5) other/miscellaneous expenses. The majority of the costs are fees related to being a reporting entity, which total $1,127,154 and $1,755,822. These fees are comprised of audit fees of $89,743 and $72,582, accounting fees of $38,523 and $44,987, legal fees of $42,410 and $47,147, consulting fees of $468,933 and $383,521, and officers’ compensation of $309,333 (unpaid) and $480,211 (paid). General and administrative expenses also included non-cash expenses, specifically $178,212 and $727,374 of stock compensation expense. Business development expenses were $48,535 and $44,044, wages were $22,149 and $23,755, and other/miscellaneous expenses were $308,954 and $6,088.

The decrease in operating expenses is due to a reduction of the number of employees, plus changes in the utilization of the Company’s former lease of property at 145 Rose Lane in Frisco, Texas, which allowed for a reduction in utilities, production supplies and maintenance costs.

General and Administrative Expenses

Year Ended April 30, 2021

	LAC	ICS	WSCI	SPE	Total
Audit Fees	$88,995	$748	$–	$–	$89,743
Accounting Fees	26,943	11,580	–	–	38,523
Legal Fees	39,020	3,390	–	–	42,410
Consulting Fees	391,425	77,508	–	–	468,933
Stock Compensation	178,212	–	–	–	178,212
Officer's Compensation	309,333	–	–	–	309,333
Business Development	48,535	–	–	–	48,535
Wages	16,109	–	6,040	–	22,149
Other/Misc.	121,800	166,200	20,954	–	308,954
	$1,220,372	$259,426	$26,994	$–	$1,506,792

Liquidity and Capital Resources

During the year ended April 30, 2021, the primary sources of liquidity were cash flows from financing activities, and in particular, proceeds from issuance of convertible notes payable and the receipt of PPP loans.

The Company had total assets of $3,353,460 as of April 30, 2021. Its current assets on April 30, 2021, consisted of $112,982 in accounts receivable, $137,211 in inventory and $7,960 in prepaid expenses and other current assets, and its long-term assets were $3,095,307.

As of April 30, 2021, the Company had total liabilities of $2,468,547, including $554,588 in accounts payable, $1,201,568 of accrued expenses and $127,624 in notes payable, $479,975 in related party payables and lease liabilities, and $104,752 in PPP loans.

On April 30, 2021, the Company had stockholders’ equity of $884,913.

The Company has incurred net losses since inception. Its cash position is insufficient to meet its anticipated continuing operating expenses, and its independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that it can continue as an ongoing business unless it alters its business model and/or obtains additional capital, so it can pay its ongoing operational costs. The Company has significantly altered its business model to the point where it believes these changes alone will make the Company self-sustaining, although there is no assurance that this will happen. In addition, the Company continues to seek investment capital in the belief that this will allow more rapid growth and make its ability to continue operations less doubtful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer, or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations. The failure to adequately fund its capital requirements could have a material adverse effect on its business, financial condition, and results of operations. Moreover, the sale of additional equity securities plus derivative securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict its operations. Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific business initiatives.

Results of operations for the four-month transition period January 1, 2020, to April 30, 2020, were as follows:

Revenues

For the period ended April 30, 2020, the Company’s revenues were $218,963.

Cost of Goods Sold

For the period ended April 30, 2020, cost of goods sold was $329,666. These primarily consisted of cost of goods sold expenses of $41,940, raw materials of $127,044, freight of $29,205, truck operating expenses of $31,004, direct labor and payroll of $92,106, packaging materials of $1,841, and blending costs of $6,526.

Operating Expenses

For the period ended April 30, 2020, operating expenses were $1,010,694. These primarily consisted of product delivery costs of $252,230, general and administrative costs of $838,966, selling expenses of $72,148, and $99,580 of depreciation and amortization expenses.

For the period ended April 30, 2020, the general and administrative expenses of $838,966 can be broken down into five major categories: 1) fees related to being a reporting entity, 2) start-up costs, 3) business development, 4) wages, and 5) other/miscellaneous expenses. The majority of the costs are fees related to being a reporting entity, which total $630,336. These fees are comprised of audit fees of $43,247, accounting fees of $8,426, filing, legal fees of $63,332, consulting fees of $223,163, and officers’ compensation paid of $206,292. Non-cash expenses recorded also included are $79,001 of stock compensation expense and $6,875 of accrued officers’ compensation. Business development expenses were $66,538, wages were $77,074, and other/miscellaneous expenses were $65,018.

General and Administrative Expenses

Four-Month Transitioning Period Ended April 30, 2020

	LAC Formerly “WSC”	ICS	SPE	PCNM	Total
Audit Fees	$35,785	$7,462	$0	$0	$43,247
Accounting Fees	8,426	–	–	–	8,426
Legal Fees	63,008	324	–	–	63,332
Consulting Fees	212,262	10,241	660	–	223,163
Stock Compensation	79,001	–	–	–	79,001
Officer's Compensation Paid	206,292	–	–	–	206,292
Officer's Compensation Accrued	6,875	–	–	–	6,875
Business Development	66,538	–	–	–	66,538
Wages	48,883	590	27,601	–	77,074
Other/Misc.	11,934	47,761	5,111	212	65,018
	$739,004	$66,378	$33,372	$212	$838,966

Liquidity and Capital Resources

During the period ended April 30, 2020, the primary sources of liquidity were cash flows from financing activities, and in particular, proceeds from issuance of convertible notes payable.

The Company had total assets of $3,612,474 as of April 30, 2020. Its current assets on April 30, 2020 consisted of $49,185 in cash, $106,876 in accounts receivables, $131,205 in inventory and $9,481 in prepaid expenses and other current assets, and its long-term assets were $3,315,727.

As of April 30, 2020, the Company had total liabilities of $2,397,838, including $288,864 in accounts payable, $805,853 of accrued expenses and $790,474 in notes payable, and $512,647 in related party payable and lease liabilities.

On April 30, 2020, the Company had stockholders’ equity of $1,214,636.

The Company has incurred net losses since inception. Its cash position is insufficient to meet its anticipated continuing operating expenses, and its independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that it can continue as an ongoing business unless it alters its business model and/or obtain additional capital, so it can pay its ongoing operational costs. The Company has significantly altered its business model to the point where it believes these changes alone will make the Company self-sustaining, although there is no assurance that this will happen. In addition, the Company continues to seek investment capital in the belief that this will allow more rapid growth and make its ability to continue operations less doubtful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer, or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations. The failure to adequately fund its capital requirements could have a material adverse effect on its business, financial condition, and results of operations. Moreover, the sale of additional equity securities plus derivative securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict its operations. Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific business initiatives.

Results of operations for the year ended December 31, 2019, were as follows:

Revenues

For the year ended December 31, 2019, the Company’s revenues were $976,971.

Cost of Goods Sold

For the year ended December 31, 2019, cost of goods sold was $932,032. There primarily consisted of cost of goods sold expenses of $606,596, raw materials of $74,004, freight of $177,023, and direct labor and payroll of $74,409.

Operating Expenses

For the year ended December 31, 2019, its operating expenses totaled $3,681,479. These primarily consisted of general and administrative costs of $3,358,631, selling expenses of $150,602 and $172,246 of depreciation and amortization expense.

For the year ended December 31, 2019, the general and administrative costs of $3,358,631 can be broken down into four major categories: 1) fees related to being a reporting entity, 2) business development, 3) wages, and 4) other/miscellaneous expenses. The majority of the costs are fees related to being a reporting entity, which total $2,371,816. These fees comprise audit fees of $45,532, accounting fees of $95,334, filing and legal fees of $36,887, consulting fees of $174,374, and officers’ compensation paid of $177,500. Non-cash expenses recorded also include $1,650,145 of stock compensation expense and accrued officers’ compensation of $192,044. Business development expenses were $294,875, wages were $395,733, and other/miscellaneous expenses were $296,207.

General and Administrative Expenses

Year Ended December 31, 2019

	WSC	ICS	SPE	PCNM	Total
Audit Fees	$45,532	$–	$–	$–	45,532
Accounting Fees	95,334	–	–	–	95,334
Filing Fees	4,197	–	–	–	4,197
Legal Fees	32,690	–	–	–	32,690
Consulting Fees	120,180	54,194	–	–	174,374
Stock Compensation	1,650,145	–	–	–	1,650,145
Officer's Compensation Paid	177,500	–	–	–	177,500
Officer's Compensation Accrued	192,044	–	–	–	192,044
Business Development	216,935	45,991	31,159	790	294,875
Wages	116,838	204,688	74,207	–	395,733
Other/Misc.	98,824	195,487	(6)	1,902	296,207
	$2,750,219	$500,360	$105,360	$2,692	3,358,631

Liquidity and Capital Resources

During the year ended December 31, 2019, the primary sources of liquidity were cash flows from financing activities, and in particular, proceeds from issuance of convertible notes payable and the sale of common stock.

As of December 31, 2019, the Company had total assets of $4,044,935, including $408,338 in cash, $85,359 in receivables, $145,747 in inventory and $92,068 in prepaid expenses and other current assets, and its long-term assets were $3,313,423.

On December 31, 2019, the Company had total liabilities of $1,899,935, including $167,539 in accounts payable, $646,410 of accrued expenses, $548,549 in notes payable, $108,058 in related party payables, and $429,379 in lease liabilities.

On December 31, 2019, the Company had stockholders’ equity of $2,145,000.

The Company has incurred net losses since inception. Its cash position is insufficient to meet its anticipated continuing operating expenses, and its independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that it can continue as an ongoing business unless it alters its business model and/or obtain additional capital, so it can pay its ongoing operational costs. The Company has significantly altered its business model to the point where it believes these changes alone will make the Company self-sustaining, although there is no assurance that this will happen. In addition, the Company continues to seek investment capital in the belief that this will allow more rapid growth and make its ability to continue operations less doubtful.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations. The failure to adequately fund its capital requirements could have a material adverse effect on its business, financial condition and results of operations. Moreover, the sale of additional equity securities plus derivative securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict its operations. Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific business initiatives.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management on April 30, 2020, and 2021, and December 31, 2019. The carrying value of the financial instruments included in the Company’s consolidated financial statements approximated their fair values.

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

Sales Taxes

Sales (and similar) taxes that are imposed on the Company's sales and collected from customers are excluded from revenues.

Shipping and Handling Costs

Shipping and Handling Costs for shipping and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and are expensed as incurred. The Company accrues costs for shipping and handling activities that occur after control of the promised good has transferred to the customer.

Accounts Receivable and Allowance for Doubtful Accounts

Account’s receivables are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. On April 30, 2021 and 2020, and December 31, 2019, the allowance for doubtful accounts was $0.

Stock-Based Compensation

The Company recognizes the fair value of the stock-based compensation awards as wages in the accompanying statements of operations on a straight-line basis over the vesting period based on the Black-Scholes option pricing model based on a risk-free interest rate from 1.60-2.56% in 2019, dividend yield of 0%, expected life of 3.25 - 5 years and volatility of 71.70%. For the year ended April 30, 2021 and the transition period ended April 30, 2020, no stock-based awards have been issued.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on the reporting unit. As a result of the certain business developments and changes in the Company's long-term projections, during the fourth quarter of fiscal 2021, the Company concluded a triggering event had occurred that required an impairment assessment to be performed. The qualitative assessment thresholds were not met. The Company calculated the quantitative impairment test of using the implied fair market value using market data and concluded there was no goodwill impairment loss. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2021, 2020 or 2019.

The Company first evaluates qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount, including goodwill. If after qualitatively assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then further testing is unnecessary. If after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then estimates the fair value of the reporting unit and compares the fair value of the reporting unit with its carrying amount, including goodwill, as discussed below.

The quantitative goodwill impairment test involves a two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

Disclosure of Contractual Obligations

Effective December 31, 2016, the Company entered into an Exclusive Patent Licenses Agreement with CBI, pursuant to which the Company would sell DeconGel™ and pay 10% of the net selling price to CBI, as a license fee.

As discussed in Note 3 of the consolidated financial statements, the Company is party to certain debt instruments related to its vehicles and equipment.

Material Events

On March 26, 2020, WSC merged with Lux Amber, Corp. and WSC is now a wholly owned subsidiary of Lux Amber, Corp. The Company’s principal executive offices are located at 6136 Frisco Square Blvd., Suite 400, #237, Frisco, TX 75034. The corporate telephone number is 972-214-9764. LAC does have a stock symbol, which is LXAM.

Effective May 18, 2018, Mr. Paul Williams was appointed to the Board of Directors of the Company. Contemporaneously with such appointment, the Board of Directors of the Company appointed Mr. Williams to assume the role of Chief Financial Officer and Vice Chairman. Subsequently, on February 3, 2020, Mr. Williams was also elected as the President of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lux Amber, Corp. and Subsidiaries

April 30, 2021 and 2020, and December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lux Amber, Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lux Amber, Corp. and subsidiaries (the “Company”), as of April 30, 2021, April 30, 2020 and December 31, 2019 , and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended April 30, 2021, the period from January 1, 2020 through April 30, 2020, and the year ended December 31, 2019. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021, April 30, 2020, and December 31, 2019, and the results of their operations and their cash flows for the year ended April 20, 2021, the period from January 1, 2020 through April 30, 2020, and the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our consolidated opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

Description of the Matter

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of the reporting unit to its carrying value. The annual impairment test of goodwill at a reporting unit level is performed annually during the fourth quarter, or more frequently if events or circumstances indicate the fair value of a reporting unit may be below its respective carrying value. The Company uses data from market prices in sales to third parties to estimate the fair value of its reporting unit, which requires management to make significant estimates and assumptions related to non-affiliated shares and market prices. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

The Company performed its annual impairment test of goodwill during the fourth quarter. The Company identified circumstances that caused it to evaluate the goodwill associated with its reporting unit for potential impairment. Because the estimated fair values of the Company’s reporting unit exceeded its carrying values, no impairment was recorded. Given that the Company used market prices of recent transactions in its shares to calculate a fair value of its reporting unit, and this calculation is highly sensitive to changes in demand for the Company’s common stock, auditing management’s assumptions involved especially subjective judgment.

As a result, we identified the Company’s evaluation of goodwill impairment as a critical audit matter due to the high degree of auditor judgment and the increased extent of effort that was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to market capitalization calculations.

How We Addressed the Matter in Our Audit

Our audit procedures related to the calculation of the fair market value of the Company’s reporting unit included the following, among others:

•	We evaluated management’s ability to accurately calculate the fair value of its reporting unit using market capitalization as a corroboration of fair value by reviewing market prices paid by third parties during the year ended April 30, 2021.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of management’s fair value estimate by:

•	Obtaining an understanding of management’s process for developing the fair value estimate;

•	Testing management’s process to develop the estimates, which included evaluating the methods, data, and significant assumptions used in developing the estimate;

•	Testing the mathematical accuracy of estimate calculations.

We have served as the Company’s auditor since 2020.

/s/ Whitley Penn LLP

Plano, Texas

September 29, 2021

Lux Amber, Corp. and Subsidiaries

Consolidated Balance Sheets

April 30, 2021 and 2020, and December 31, 2019

	April 30, 2021	April 30, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$–	$49,185	$408,338
Accounts receivable	112,982	106,876	85,359
Inventory	137,211	131,205	145,747
Prepaid expenses	2,000	8,711	1,298
Other current assets	5,960	770	90,770
Total current assets	258,153	296,747	731,512

GOODWILL	2,294,953	2,294,953	2,294,953

INTANGIBLES	15,000	15,000	15,000

OTHER LONG-TERM ASSETS	–	12,700	12,700

FIXED ASSETS
Furniture, fixtures, and office equipment	36,256	26,191	–
Vehicles and trailers	284,650	194,140	194,140
Equipment	649,910	608,274	573,267
Leasehold improvements	12,190	12,190	12,190
Assets in process	14,259	44,551	41,061
	997,265	885,345	820,658
Accumulated depreciation	(484,568)	(316,086)	(269,128)
Fixed assets, net	512,697	569,259	551,530

RIGHT OF USE ASSETS	272,657	423,815	439,240

TOTAL ASSETS	$3,353,460	$3,612,474	$4,044,935

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$554,588	$288,864	$167,539
Accrued expenses	1,201,568	805,853	646,410
Related party payables	208,756	85,603	108,058
Notes payable – current portion	112,889	762,889	512,889
Right of use liabilities – current portion	172,498	190,262	186,805
Total current liabilities	2,250,299	2,133,471	1,621,701

NON-CURRENT LIABILITIES
Notes payable	14,735	27,585	35,660
Right of use liabilities	98,761	236,782	242,574
Paycheck Protection Program loans	104,752	–	–
TOTAL LIABILITIES	$2,468,547	$2,397,838	$1,899,935

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized: 31,111,659 issued and outstanding as of April 30, 2021; 29,441,708 issued and outstanding as of April 30, 2020, and 28,053,167 issued and outstanding as of December 31, 2019	3,107	2,943	2,806
Additional paid-in-capital	15,750,430	14,095,093	13,538,623
Accumulated deficit	(14,868,624)	(12,884,427)	(11,390,098)
Total Lux Amber, Corp. stockholders' equity	884,913	1,213,609	2,151,331
Non-controlling interest	–	1,027	(6,331)
Total equity	884,913	1,214,636	2,145,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,353,460	$3,612,474	$4,044,935

The accompanying notes are an integral part of these consolidated financial statements.

Lux Amber, Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended April 30, 2021	For the Four Months Ended April 30, 2020	For the Year Ended December 31, 2019

REVENUE	$998,947	$218,963	$976,671
COST OF GOODS SOLD	683,951	329,666	932,032

Gross profit (loss)	314,996	(110,703)	44,639

OPERATING EXPENSES
Product Delivery	594,098	252,230	–
General and administrative	1,506,792	838,966	3,358,631
Selling	84,936	72,148	150,602
Depreciation and amortization	155,171	99,580	172,246
Total operating expenses	2,340,997	1,010,694	3,681,479

OTHER (INCOME) EXPENSE
Interest income	–	–	(255)
Interest expense	66,951	28,784	22,596
Other (income) expense	(108,755)	336,790	(66,989)
Total other (income) expense	(41,804)	365,574	(44,648)

Net loss	(1,984,197)	(1,486,971)	(3,592,192)

Less: net income attributable to non-controlling interest	–	7,358	19,869

NET LOSS attributable to Lux Amber, Corp. Stockholders	$(1,984,197)	$(1,494,329)	$(3,612,061)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.14)

Weighted average shares - basic and diluted	30,578,463	28,046,859	26,221,108

The accompanying notes are an integral part of these consolidated financial statements.

Lux Amber, Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the years ending April 30, 2021, and December 31, 2019, and the interim period ending April 30, 2020

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total

Balance as of December 31, 2018	25,531,293	$2,553	$10,020,231	$(7,778,037)	$(26,200)	$2,218,547

Warrants exercised	260,000	26	129,974	–	–	130,000
Common stock issued for cash	825,332	83	1,237,917	–	–	1,238,000
Options exercised	50,000	5	495	–	–	500
Notes payable converted to common stock	1,386,542	139	499,861	–	–	500,000
Share based compensation	–	–	1,650,145	–	–	1,650,145
Net loss	–	–	–	(3,612,061)	19,869	(3,592,192)

Balance as of December 31, 2019	28,053,167	$2,806	$13,538,623	$(11,390,098)	$(6,331)	$2,145,000

Common stock repurchased	–	(2)	(22,392)	–	–	(22,394)
Existing LXAM shares outstanding when acquired	2,000	–	–	–	–	–
Notes payable converted to common stock	1,386,541	139	499,861	–	–	500,000
Share based compensation	–	–	79,001	–	–	79,001
Net loss	–	–	–	(1,494,329)	7,358	(1,486,971)

Balance as of April 30, 2020	29,441,709	$2,943	$14,095,093	$(12,884,427)	$1,027	$1,214,636

Common stock repurchased	(36,250)	(4)	(45,309)	–	–	(45,313)
Options exercised (cashless)	20,000	2	(2)	–	–	–
Notes payable converted with interest	1,686,467	169	1,507,246	–	–	1,507,415
Share based compensation	–	–	178,212	–	–	178,212
Adjustment	(267)	(3)	15,190			15,187
Dissolution of PCNM					(1,027)	(1,027)
Net loss	–	–	–	(1,984,197)	–	(1,984,197)

Balance as of April 30, 2021	31,111,659	$3,107	$15,750,430	$(14,868,624)	$–	$884,913

The accompanying notes are an integral part of these consolidated financial statements.

Lux Amber, Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended April 30, 2021	For the Four Months Ended April 30, 2020	For the Year Ended December 31, 2019

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,984,197)	$(1,486,971)	$(3,592,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264,216	99,580	172,246
Bad debt expense	–	–	5,709
Loss on sale of asset	7,683	1,215	35,743
Share based compensation	178,212	79,001	1,650,145
Other expenses	28,927	4,319	5,960
Gain on extinguishment of Paycheck Protection Program loans	(100,344)
Accounts receivable	(6,106)	(21,517)	(39,071)
Inventory	(6,006)	14,542	(76,550)
Prepaid expenses	6,711	(7,413)	26,014
Other current assets	7,510	–	1,995
Accounts payable and accrued expenses	688,551	280,768	518,049
Due to related parties	123,153	(22,455)	(353,855)
Net cash used in operating activities	(791,690)	(1,058,931)	(1,645,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of licenses	–	–	(15,000)
Expenditures for property and equipment	(106,292)	(65,904)	(218,933)
Net cash used in investing activities	(106,292)	(65,904)	(233,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on convertible notes payable	730,300	840,000	910,000
Borrowing on notes payables	100,000
Payments on notes payable	(12,850)	(8,075)	(17,121)
Proceeds from Paycheck Protection Program loans	205,136	–	–
Proceeds from the sale of common stock	–	–	1,238,000
Right of use financing lease payments	(128,476)	(43,853)	(78,113)
Payments on the repurchase of common stock	(45,313)	(22,394)	–
Proceeds from execution of warrants	–	–	130,000
Proceeds from stock options exercised	–	–	500
Net cash provided by financing activities	848,797	765,678	2,183,266

TOTAL (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(49,185)	(359,153)	303,526

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR/PERIOD	49,185	408,338	104,812

CASH AND CASH EQUIVALENTS AT END OF YEAR/PERIOD	$–	$49,185	$408,338

NONCASH INVESTING AND FINANCING ACTIVITIES:
Convertible notes payable and accrued interest converted to common stock	$1,507,415	$500,000	$500,000
Non-cash trade in of vehicle and associated debt	$56,753	$30,905	$26,000
Convertible notes payable in other assets	$–	$–	$(90,000)
Right of use asset addition	$65,008	$68,104	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$42,791	$5,232	$8,842

The accompanying notes are an integral part of these consolidated financial statements.

Lux Amber, Corp. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS

Worldwide Specialty Chemicals Inc. (“WSC”), a Delaware corporation formed on March 26, 2014, is an international specialty chemical company. On March 26, 2020, WSC was acquired by Lux Amber, Corp. (“LAC”), a Nevada corporation and successor to WSC’s business, and WSC is now a wholly owned subsidiary of LAC. The Company’s corporate offices are located at 6136 Frisco Square Blvd., Suite 400, #237, Frisco, Texas 75034.

LAC has three (3) wholly owned subsidiaries (collectively with LAC, the “Company”): Worldwide Specialty Chemicals, Inc. (“WSC”), Industrial Chem Solutions, Inc. (“ICS”), and Safeway Pest Elimination, LLC, (“SPE”), which was formed July 16, 2018. LAC and its subsidiaries serve as both producers and distributors of environmentally safe, specialty chemicals. The Company formerly held a 49% interest in PCNM LLC, a Service-Disabled Veteran owned small business that sold the Company’s products to government agencies. PCNM was legally dissolved on July 31, 2020.

The Company’s products utilize all-natural and renewable resources, contain no dangerous chemicals or additives, and offer “green” solutions to its customers. ICS’ product line includes asphalt release agents, industrial cleaners, environmental remediation gels, odor control agents, and consumer friendly cleaners for a wide range of uses, including construction, environmental remediation, hazardous materials clean-up, nuclear decommissioning, industrial cleaning, and odor control. SPE’s products are designed for the elimination and control of pests.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) is as follows.

Basis of Consolidation

The consolidated financial statements include the accounts of LAC, WSC, ICS, SPE, and PCNM. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, related party payables, notes payable, and Paycheck Protection Program loans. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management on April 30, 2021, 2020, and December 31, 2019. The carrying value of the financial instruments included in the Company’s consolidated financial statements approximated their fair values.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at, or approximate, fair value as of the reporting date because of their short-term nature.

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

For the year ended April 30, 2021, the transition period ended April 30, 2020, and the year ended December 31, 2019, approximately 82,668, 82,668, and 82,668 common stock warrants, respectively, and 6,519,750, 6,469,750 and 6,366,417 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants and options would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. On April 30, 2021 and 2020, and December 31, 2019, the allowance for doubtful accounts was $0.

Revenue Recognition

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing service. Revenue from product sold is recognized when obligations with the customer are satisfied, which generally occurs with the transfer or delivery of the product, signifying the point in time when the customer obtains control of the promised goods. Our performance obligation is delivering the product to the customer; and therefore, the transaction price, which is stated on the invoice, is allocated 100% to the sole performance obligation of product delivery. For the year ended April 30, 2021, the transition period ended April 30, 2020, and the year ended December 31, 2019, all revenue was from products sold.

Our sales policies do not provide for general rights of return, and payment is due net of 15 days. We do not record estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions, and other volume-based incentives at the time of the sale. We also do not record estimated reserves for product returns and credits at the time of sale and anticipated uncollectible accounts.

Sales Taxes

Sales (and similar) taxes that are imposed on the Company's sales and collected from customers are excluded from revenues.

Shipping and Handling Costs

Costs for shipping and handling activities, including those activities that occur subsequent to transfer of control to the customer, are recorded as cost of sales and are expensed as incurred. The Company accrues costs for shipping and handling activities that occur after control of the promised good has transferred to the customer.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. The carrying value of inventory is reduced for estimated obsolescence. The Company evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand.

The following table sets forth the components of the Company’s inventory balances as of:

	April 30, 2021	April 30, 2020	December 31, 2019
Finished goods	$93,203	$92,568	$89,033
Raw materials	61,298	55,927	74,004
Obsolescence	(17,290)	(17,290)	(17,290)
	$137,211	$131,205	$145,747

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

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on the reporting unit. As a result of the certain business developments and changes in the Company's long-term projections, during the fourth quarter of fiscal 2021, the Company concluded a triggering event had occurred that required an impairment assessment to be performed. The qualitative assessment thresholds were not met. The Company calculated the quantitative impairment test of using the implied fair market value using market data and concluded there was no goodwill impairment loss. Based on annual testing, the Company has determined that there was no goodwill impairment in Fiscal 2021, 2020 or 2019.

The Company first evaluates qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount, including goodwill. If after qualitatively assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then further testing is unnecessary. If after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then estimates the fair value of the reporting unit and compares the fair value of the reporting unit with its carrying amount, including goodwill, as discussed below.

The quantitative goodwill impairment test involves a two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of April 30, 2021 and 2020, and December 31, 2019.

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

License Fee

ICS pays 10% of the net selling price of $9.50 a gallon to CBI, as a mutually acceptable license fee. E. Thomas Layton, Chairman and CEO of LAC, is also the Chairman and CEO and controlling shareholder of CBI. During the year ended April 30, 2021, the transition period ended April 30, 2020, and the year ended December 31, 2019, the Company incurred $2,015, $590, and $3,307 of license fees for those sales to CBI. As of April 30, 2021, the Company owed $1,670 which is reported in accounts payable on the balance sheet.

Advertising Costs

The Company recognizes expenses for advertising costs as they are incurred. Advertising costs were $24,589, $12,538, and $22,099 for the year ended April 30, 2021, the transition period ended April 30, 2020, and the year ended December 31, 2019.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses, resulting in an accumulated deficit of $14,868,624 on April 30, 2021. The Company has a working capital deficit of $1,997,246 as of April 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. Accordingly, the Company is arranging for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

The Company is actively seeking growth of its service offerings, both organically and via new client relationships. In the ordinary course of the Company’s business, management is trying to raise additional capital through sales of common stock as well as seeking debt financing from third parties. There are current indications that additional financing will be available on favorable terms. If additional financing is not available, the Company will need to reduce salaries, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations, including potential discontinuance of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders. Additionally, incurring additional indebtedness could involve an increased debt service cash obligation, as well as the imposition of covenants that restrict the Company’s operations or the Company’s ability to perform on its current debt service requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company recognizes the significant impact of additional financing, the Company is a smaller reporting company serving large and growing markets and it will continue to sell securities and enter into financing programs which are deemed to be prudent.

Recently Issued Accounting Pronouncements

Pronouncements Recently Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. Adoption of this guidance in the year ended April 30, 2021, did not impact the Company’s financial statements.

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

2. ACCOUNTS RECEIVABLE

Accounts receivables relate to trade receivables from product sales made by the Company. Accounts receivables consist of the following on:

	April 30, 2021	April 30, 2020	December 31, 2019
Trade receivables	$112,982	$106,876	$85,359

3. NOTES PAYABLE

Convertible Promissory Notes Payable

Throughout August 2019, the Company issued $500,000 of convertible debentures. The debentures were convertible into shares of the Company's common stock at the maturity date of November 15, 2019 and pay any unpaid interest at a rate of 8%. On November 15, 2019, the debentures were converted into 1,386,542 shares of common stock at a rate of $0.3606093 per share. Accrued interest paid amounted to $7,310.

During the year ended December 31, 2019, the Company issued a second round of $500,000 of convertible debentures. The debentures were convertible into shares of the Company's common stock at the maturity date of April 15, 2020, and pay any unpaid interest at a rate of 8%. As of December 31, 2019, $90,000 had not yet been funded and is recorded in other current assets on the balance sheet. The second round of debentures had not been converted and the accrued interest unpaid amounted to $1,035 as of December 31, 2019. In April 2020, the debentures noted above were converted to 1,386,541 shares of common stock at a price of $0.3606093 per share and all accrued interest was paid in the amount of $11,566.

During the transition period ended April 30, 2020, the Company issued a third round of convertible debentures in the principal amount of $750,000. The debentures were convertible into shares of the Company's common stock at the maturity date of June 15, 2020 and pay any unpaid interest at a rate of 8%. As of April 30, 2021, the debentures noted above had been converted to 872,093 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $13,326 was converted into 15,495 shares of common stock at a price of $0.86 per share. The remaining $1,666 of accrued interest was paid as of August 11, 2020.

During the year ended April 30, 2021, the Company issued a fourth round of convertible debentures in the principal amount of $525,500. The debentures were convertible into shares of the Company’s common stock at the maturity date of September 15, 2020, and pay any unpaid interest at a rate of 8%. The debentures were converted into 611,047 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $16,459 was converted into 19,138 shares of common stock at a price of $0.86 per share

During the year ended April 30, 2021, the Company issued a fifth round of convertible debentures in the principal amount of $204,800. The debentures were convertible into shares of the Company’s common stock at the maturity date of January 15, 2021 and pay any unpaid interest at a rate of 8%. This round of debentures was converted 163,890 shares of common stock at a price of $1.25 per share and accrued interest of $2,074 was converted into 1,660 shares of common stock at a price of $1.25 per share.

Vehicles and Equipment Notes Payable

The Company has one note payable relating to the purchase of a Company vehicle as of April 30, 2021. The balance outstanding under the note payable was $27,624 as of April 30, 2021. The note payable bears interest of 5.99% with principal and interest due monthly. The note matures in September 2023. The Company had the same note payable relating to the purchase of a Company vehicles as of April 30, 2020. The balance outstanding under the note payable was $40,474 on April 30, 2020, and $48,549 on December 31, 2019.

The Company’s future minimum principal payments related to the vehicle as of April 30, 2021, are as follows:

2021	$12,889
2022	12,889
2023	1,846
$27,624

Other Notes Payable

On May 8, 2020, the Company received $100,344 from the Paycheck Protection Program. This PPP loan has a two-year term and bears interest at a rate of 1% per annum and does not require collateral. The loan was fully forgiven in November of 2020 by the SBA and a gain on extinguishment of debt of $100,344 was recorded within other income on the accompanying consolidated statements of operations.

On February 01, 2021, the Company received $50,000 from an investor and in turn issued a promissory note with an 8% interest rate, with collateral of 8 drag slat application units, and is to be paid in full by February 28, 2022. During the year ended April 30, 2021, the Company had paid $666 in interest for this note.

On February 11, 2021, WSC received $40,625 from the Paycheck Protection Program. The PPP Loan has a five-year term and bears interest at a rate of 1% per annum and does not require collateral. Monthly principal and interest payments are deferred for ten months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. WSC has not yet applied for forgiveness but believes it will be forgiven.

On February 14, 2021, ICS received $48,510 from the Paycheck Protection Program. The PPP Loan has a five-year term and bears interest at a rate of 1% per annum and does not require collateral. Monthly principal and interest payments are deferred for ten months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. ICS has not yet applied for forgiveness but believes it will be forgiven.

On March 16, 2021, SPE received $15,657 from the Paycheck Protection Program. The PPP Loan has a five-year term and bears interest at a rate of 1% per annum and does not require collateral. Monthly principal and interest payments are deferred for ten months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. SPE has not yet applied for forgiveness but believes it will be forgiven.

On April 19, 2021, the Company received $50,000 from an investor and in turn issued a promissory note with an 8% interest rate to reduce debt. This note does not require collateral and is to be paid in full by May 19, 2022.

4. ACCRUED EXPENSES

Accrued expenses, consisting of accrued salaries for officers and executive management, include the following balance on April 30, 2021 and 2020, and December 31, 2019:

	April 30, 2021	April 30, 2020	December 31, 2019
Accrued Compensation	$934,104	$469,004	$237,000
Other Accrued Expenses	267,464	336,849	409,410
	$1,201,568	$805,853	$646,410

5. INCOME TAXES

The Company elected C Corporation tax status upon inception in 2014. Net operating losses (“NOL”) totaled $14,873,076 as of April 30, 2021, and it may be carried forward to offset future taxable income. As future taxable income is uncertain, a full valuation allowance has been recorded and accordingly, no current provision for income tax has been recorded in the accompanying statements of operations. NOL carry-forward benefits begin to expire in 2035.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the year ended April 30, 2021, the transition period ended April 30, 2020, and the year ended December 31, 2019:

	April 30, 2021	April 30, 2020	December 31, 2019
Tax benefit calculated at statutory rate	21.00%	21.00%	21.00%
Expense not deductible	(0.07)	(0.06)	(0.15)
Changes to valuation allowance	(20.93)	(20.94)	(20.85)
Provision for income taxes	0%	0%	0%

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

The deferred tax assets and liabilities in the accompanying consolidated balance sheets include the following components:

	April 30, 2021	April 30, 2020	December 31, 2019
Net non-current deferred tax assets (liabilities):
Net operating loss carry-forward	$3,123,346	$2,739,937	$2,418,457
Fixed assets	(40,325)	13,929	23,147
Intangible assets	8,518	(9,293)	(10,067)
Net	3,074,502	2,744,573	2,431,537
Less valuation allowance	(3,074,502)	(2,744,573)	(2,431,537)
Net deferred taxes	$–	$–	$–

6. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Impact of COVID-19

Continued impacts of the pandemic have had a material adverse impact on our revenues, earnings, liquidity, and cash flows, and may require additional actions in response, including, but not limited to, employee layoffs, reduced production, or further expense reductions, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time.

Leases

The Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) ASU 2016-02, Leases on January 1, 2019, on a modified retrospective basis. The initial adoption of the standard recognized right-of-use assets of $493,832 and lease liabilities of $498,361 on the Company’s consolidated balance sheet with no impact on the Company's results of operations. The Company elected the hindsight practical expedient and the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases.

As of April 30, 2021, the weighted average remaining lease term and weighted average discount rate for financing leases was 2 years and 4.03%, respectively. The Company's future financing lease obligations that have not yet commenced are immaterial. For the year ended April 30, 2021, the transition period ended April 30, 2020, and the year ended December 31, 2019, the Company's cash paid for financing leases was $132,028, $40,757, and $77,618, and short-term lease costs were $0, $0, and $82,579, respectively. The Company incurred $151,163 and $32,925 for amortization and interest expenses during the year ended April 30, 2021. The Company incurred $46,982 and $10,736 for amortization and interest expenses for the transition period ended April 30, 2020, and incurred $151,504 and $8,357 for amortization and interest expenses for the year ended December 31, 2019.

The Company’s undiscounted annual future minimum lease payments as of April 30, 2021, consist of:

2022	$170,583
2023	89,925
2024	14,916
2025	14,134
Total lease payments	289,558
Interest	(18,339)
Present value of lease liabilities	$271,219

Concentrations

For the year ended April 30, 2021, the Company had two customers that represented 13% and 24% of total sales.

For the transition period ended April 30, 2020, the Company had one customer that represented 12% of total sales.

For the year ended December 31, 2019, the Company had two customers that represented 19% and 14% of total sales.

As of April 30, 2021, the Company had two customers that accounted for 13% and 24%, respectively of accounts receivable. As of April 30, 2020, the Company had two customers that accounted for 30% and 11%, respectively of accounts receivable. As of December 31, 2019, the Company had three customers that accounted for 38%, 22%, and 15% of accounts receivable. The loss of these customers could have a material adverse effect on the Company.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of April 30, 2021, and 2020, and December 31, 2019, the authorized share capital of the Company consisted of 75,000,000 shares of common stock with $0.0001 par value. No other classes of stock are authorized.

Warrants

On March 31, 2017, the Company issued 600,000 warrants at an exercise price of $.50 for services provided to a consultant. The warrants expire on March 31, 2024. The fair value of these warrants upon issuance was $302.

There were 260,000 warrants exercised during the year ended December 31, 2019, at $.50 per share for a total cash amount of $130,000.

As of April 30, 2021, and 2020, December 31, 2019, there were 82,668 common stock warrants outstanding, respectively, with an exercise price of $0.50.

Period	Beg. Balance	Issued	Exercised	Expired	End. Balance
Q1 2019	342,668	–	–	–	342,668
Q2 2019	342,668	–	70,000	–	272,668
Q3 2019	272,668	–	190,000	–	82,668
Q4 2019	82,668	–	–	–	82,668
April 30, 2020	82,668	–	–	–	82,668
April 30, 2021	82,668	–	–	–	82,668

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

During Fiscal 2021, the Company issued 20,000 shares of common stock upon the cashless exercise of 50,000 stock options.

Stock option activity for the year ended April 30, 2021, is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of year	7,309,750	$0.00 - 1.50	$1.18	113 months
Granted	–	–	–
Exercised	(50,000)	0.02	1.50
Canceled or expired	–	–	–
Outstanding - end of year	7,289,750	$0.00 - 1.50	$1.11	95 months

Exercisable - end of year	6,259,750		$0.92	83 months

Stock option activity during the transition period ended April 30, 2020, is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of period	7,309,750	$0.00 - 1.50	$1.18	117 months
Granted	–	–	–
Exercised	–	–	–
Canceled or expired	–	–	–
Outstanding - end of period	7,309,750	$0.00 - 1.50	$1.18	113 months

Exercisable - end of period	6,469,750		$0.91	95 months

Stock option activity during the year ended December 31, 2019, is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of year	5,059,750	$0.00 - 1.50	$0.39	104 months
Granted	2,300,000	1.50	$1.50
Exercised	(50,000)	0.01	$0.01
Canceled or expired	–	–	–
Outstanding - end of year	7,309,750	$0.00 - 1.50	$1.18	117 months

Exercisable - end of year	6,366,417		$0.91	99 months

The fair value of each option grant is calculated using the following assumptions:

	April 30, 2021	April 30, 2020	December 31, 2019
Expected life – years	NA	NA	3.25 – 5
Interest rate	NA	NA	1.60-2.56%
Volatility	NA	NA	71.70%
Dividend yield	–%	–%	–%

Aggregate intrinsic value for all options outstanding as of April 30, 2021, and 2020, and December 31, 2019, respectively, was $2,831,303, $2,339,120, and $2,339,120. Aggregate intrinsic value for all options exercisable as of April 30, 2021, April 30, 2020, and December 31, 2019, respectively, was $3,781,455, $3,817,152, and $3,756,186.

Total share-based compensation expense (including stock grants) included in salaries and wages was $178,212 and $79,001 for the year ended April 30, 2021, the transition period ended April 30, 2020, respectively, and the year ended December 31, 2019, was $1,650,145. Unamortized share-based compensation expense as of April 30, 2021, amounted to $282,169, which is expected to be recognized over the next 19 months.

8. RELATED PARTY TRANSACTIONS

Throughout the year ended April 30, 2021, the transition period ended April 30, 2020, and the year ended December 31, 2019, the Company incurred consulting fees of $468,933, $217,000, and $299,710, respectively, to three current shareholders. The unpaid balance due was $160,696, $176,000, and $80,000 as of April 30, 2021, April 30, 2020, and December 31, 2019, respectively, and is included in accounts payable in the accompanying consolidated balance sheets.

The Company has a consulting agreement with an entity owned by an officer of the Company. During the year ended April 30, 2021, the Company paid this entity $8,000 and owes $72,000 to the same entity. During the four-month transition period April 30, 2020, and December 31, 2019, the Company paid $24,000 and $75,262 to the same entity.

The Company is in effect a sales representative of CBI pursuant to the Exclusive Patent License Agreement between the Company and CBI. CBI and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI and the Company other than those discussed in this report. During the year ended April 30, 2021, the transition period April 30, 2020, and the year ended December 31,2019 the Company incurred $2,015, $590, and $3,307 license fees for those sales to CBI. At the year ended April 30, 2021, the Company owed $1,670 which is reported in accounts payable on the consolidated balance sheet.

One separate related party is allowing the Company to rent vehicles for a monthly fee of $1,650 and $2,957. For the year ended April 30, 2021, the Company paid a total of $19,393 and $35,484 for those vehicles. For the transition period ended April 30, 2020, the Company paid a total of $17,991 and $30,695 for those same vehicles.

During the year ended April 30, 2021, the Company has received $80,255 in advances from the CEO for working capital. During the transition period ended April 30, 2020, the Company had outstanding payables to the CEO of $208,756 and $85,608 respectively.

9. SUBSEQUENT EVENTS

As of April 30, 2021, Robert Moreland resigned as President of Industrial Chem Solutions, Inc.

In May of 2021, the Company received $75,000 and in exchange therefor, issued a promissory note to be paid back in October 2021 with an 8% interest rate due monthly.

Effective May 1, 2021, Mr. Layton and Mr. Williams entered into revised employment agreements with the Company, providing for monthly compensation of $6,346 ($165,000 per year) for Mr. Layton and $5,679 ($150,000 per year) for Mr. Williams.

In June 2021, the Company received $52,000 and in exchange therefor, issued a promissory note to be paid back in October 2021 with an 8% interest rate due monthly.

As of June 7, 2021, the Company appointed Walton Anderson Ashwander, Jr. as President of the Company. He will be awarded a stock option grant of 500,000 shares.

As of June 28, 2021, the Company entered into a Marketing Partnership Agreement with Blackstone Marketing Group for the sales and marketing of SpectraKill disinfectants.

On July 23rd, three investors paid $200,000 in total for 400,000 shares of Company common stock.

On August 1st, the Company leased a regional facility at 371 Hostdale Road #1-#2, Dothan, AL 36303. The landlord is a related party to Walton Ashwander Jr.

On September 6, 2021, Walton Anderson Ashwander, Jr. was appointed to the Board of Directors of the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates, and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Its chief executive officer assessed the effectiveness of its internal control over financial reporting as of April 30, 2021. In making this assessment, its management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Its chief executive officer reviewed the results of his assessment with its board of directors. In 2021, the chief executive officer had determined that the internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of, financial statements for external purposes in accordance with US generally accepted accounting principles.

Based on its evaluation under this framework in 2021, management concluded that its internal control over financial reporting was not effective due to the factors stated below.

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

Changes in Internal Control over Financial Reporting

During the year covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding each person who served as an officer or director at any time during fiscal year ended April 30, 2021.

Name	Age	Positions with the Company
E. Thomas Layton	85	Chairman of the Board, Chief Executive Officer
Paul O. Williams	65	Vice Chairman, Chief Financial Officer, and President
Jeannine M. Dupuis	77	Vice President of Marketing Services
Michael S. Preston	61	Vice President Corporate Compliance and Organization
Dean Hamada	62	Vice President of Business Development Hawaii

E. Thomas Layton, 85, has been Chairman, CEO of the Company since September 2015. From January 2014 until May of 2018, he also served as the Company’s Chief Financial Officer and Chief Accounting Officer. From January 2014 until September 2015, he was the senior advisor to KT Chemicals, Inc. From 2013, he was CEO and is currently the Chairman of CBI Polymers, Inc., and for nine months in 2012 he was Acting CEO of LAXAIOSR, a clinical research organization. From 1998 until 2014 he was also an independent consultant to a variety of companies. From 1998 until 2009 most of his consulting clients were in the chemical industry, although beginning in 2009 and continuing through 2010, 2011 and 2012 he was consulting primarily to real estate related businesses including hotels and commercial developments, assisting them with restructuring and refinancing. In the course of this work, he also served as a court authorized debtor-in-possession manager, shepherding real property projects through Chapter 11 Bankruptcy. From 1994 to 1998 he was CEO of Deepwater Iodide (now Deepwater Chemicals), and from 1976 to 1990 he was CEO of Bishopric, Inc., a construction engineering, and manufacturing business which he grew from sales of $9 million to $122 million. Prior to that he managed the worldwide chemical business of G.D. Searle, and prior to that he worked in positions of increasing responsibility at Mallinckrodt Chemical, ultimately reporting directly to the Chairman of the Board. He holds an AB Degree from Central Methodist College with a major in Chemistry. Mr. Layton is CEO and a Director of the Company because of his long and successful history in sales and management, especially in the chemical industry.

Mr. Layton’s specific experience, qualifications, attributes, or skills that led to the conclusion that he should serve as a director for the Company:

•	Has served as CEO and Chairman of the Company since September 2015

•	A seasoned manager

Executive Officer

Paul O. Williams, 65, has been the Vice Chairman, President and Chief Financial Officer since May 18, 2018.

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

In addition, Mr. Williams also serves as an officer and director of two other public companies. Mr. Williams currently serves as Vice Chairman of the Board, Chief Financial Officer, and Treasurer of Financial Gravity Companies, Inc. (OTCQB: FGCO) in Austin, Texas since 2015. Mr. Williams also currently serves as Chairman of the Board & Chief Financial Officer of Curtis Mathes Corp. (OTC: CMEZ) in Frisco, Texas since 2017.

Mr. Williams also serves as Vice Chairman of the Board of Dynamic Chemical Solutions, Inc. in Frisco, Texas since 2016.

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

Executive Officer, Significant Subsidiary

Jeannine M. Dupuis, 77, has been the Vice President of Marketing Services for the Company since February 2019. In this role, Ms. Dupuis is responsible for establishing and maintaining business systems, including communications with all of the Company’s customers and vendors, as well as the toll blending partners that are the core of ICS’s Regional Service Centers.

Ms. Dupuis’ successful business career has included owning and operating vocational schools and twenty-five years of service in management roles with JC Penney’s Financial Division and with the Aegon Insurance Company, which was the successor to the JC Penney’s Insurance business unit. With JC Penney and Aegon, Ms. Dupuis’ responsibilities included managing teams that were responsible for new product and business systems development and in auditing of marketing partners’ compliance with the broad range of insurance industry regulations.

Michael S. Preston, 61, Joined the Company in December of 2017 as a consultant to the Chairman and Chief Executive Officer. He was elected a Vice President of the Company and continues to serve as a Senior Executive Officer, working closely with the Shareholders, Board of Directors, vendors, and customers.

Dean Hamada, 62, Vice President of Business Development for Worldwide Specialty Chemicals, Inc. in Hawaii. Mr. Hamada has over 35 years of business experience in helping companies with their financing, corporate negotiations, sales, business development, customer relations and investor relations, and investments/construction/management and consulting of commercial real estate for clients and personal interests.

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

Delinquent Section 16(a) Report

E. Thomas Layton, CEO of the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the 2021 fiscal year.   Mr. Layton entered into --25 transactions that were not reported on a timely basis, via the filing of a Form 4 or Form 5.  Mr. Layton will undertake to report each of such transactions on a Form 5 within 10 days following the date of filing of this annual report.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics is filed is incorporated by reference.

No Committees of the Board of Directors

The Company does not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee, or any other committees of its Board of Directors. At present, its entire Board of Directors acts as its audit committee. The Company believes that the present members of its Board of Directors, taken as a whole, have sufficient knowledge and experience in financial affairs to effectively perform their duties.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the year ended April 30, 2021, the transition period ended April 30, 2020, and the year ended December 31, 2019, are set out in the summary compensation table below:

•

The Company’s Chairman, Chief Executive Officer, Vice Chairman, President, Chief Financial Officer, Executive Vice President, Vice President of Corporate Compliance and Organization, and Vice President of Business Development Hawaii.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
E. Thomas Layton, CEO	2021	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2020	$58,336	$-0-	$-0-	$-0-	$-0-	$58,366
	2019	$96,250	$-0-	$-0-	$-0-	$16,000 (1)	$112,250

Paul O. Williams, CFO and President	2021	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2020	$52,750	$-0-	$-0-	$-0-	$-0-	$52,750
	2019	$81,250	$-0-	$-0-	$-0-	$-0-	$81,250

Michael Preston, VP Corporate	2021	$52,929	$-0-	$-0-	$-0-	$-0-	$52,929
Compliance and Organization	2020	$94,562	$-0-	$-0-	$-0-	$-0-	$94,562
	2019	$87,946	$-0-	$-0-	$-0-	$-0-	$87,946

Dean Hamada, VP Business	2021	$8,680	$-0-	$-0-	$-0-	$-0-	$8,680
Development Hawaii	2020	$96,430	$-0-	$-0-	$-0-	$-0-	$96,430
	2019	$125,250	$-0-	$-0-	$-0-	$-0-	$125,250

____________________

(1) Other compensation consisted of $0 and $16,000 of medical reimbursements paid to Mr. Layton during 2020 and 2019, respectively.

Effective January 1, 2020, Mr. Layton entered into an employment agreement with the Company, providing for monthly compensation of $29,167 ($350,000 per year) plus a discretionary bonus premised upon Company performance, in consideration of his services as Chairman and Chief Executive Officer.

Effective January 1, 2020, Mr. Williams entered into an employment agreement with the Company, providing for monthly compensation of $25,000 ($300,000 per year) plus a discretionary bonus premised upon Company performance, in consideration of his services as Director, the Company’s Vice-Chairman, President, and the Chief Financial Officer.

Effective May 1, 2021, Mr. Layton and Mr. Williams entered into revised employment agreements with the Company, providing for monthly compensation of $6,346 ($165,000 per year) for Mr. Layton and $5,679 ($150,000 per year) for Mr. Williams.

On January 13, 2021, Mr. Layton and Mr. Williams waived the monthly compensation due to them for the period January 1, 2021 through April 30, 2021.

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

For the year ended April 30, 2021, and the transition period ended April 30, 2020, no outstanding stock options or other equity-based awards were repriced or otherwise materially modified. No stock appreciation rights have been granted to any director or executive officer and no director or executive officer exercised any stock options or stock appreciation rights. With the exception of the discretionary bonus contained in Mr. Layton’s and Mr. Williams’ agreement, there are no nonequity incentive plan agreements with any director or Named Executive Officer.

Outstanding Equity Awards at Fiscal Year-end

For the year ended April 30, 2021, and the transition period ended April 30, 2020, no outstanding stock options or other equity-based awards were repriced or otherwise materially modified. No stock appreciation rights have been granted to any director or executive officer and no director or executive officer exercised any stock options or stock appreciation rights. With the exception of the discretionary bonus contained in Mr. Layton’s and Mr. Williams’ employment agreements, there are no nonequity incentive plan agreements with any director or Named Executive Officer.

Director Compensation Table

During the year ended April 30, 2021, Mr. Layton was the Company’s Chairman and CEO. Paul O. Williams is a Director and the Company’s Vice-Chairman, President and Chief Financial Officer. None of the Company’s directors received compensation in their role as directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Except as described above, there are no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to its officers, Directors or consultants that would result from the resignation, retirement, or any other termination of service in respect of such Directors, officers, or consultants. There are no arrangements for Directors, officers, employees, or consultants that would result from a change in control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock, as of April 30, 2021. The Company’s common stock is the only outstanding class of voting securities, and the following table sets forth the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

•	each director of the Company;

•	each executive officer of the Company; and

•	all directors and executive officers of the Company as a group.

Amount of Beneficial Ownership
Beneficial Owner (1)	Shares	Percentage of Shares
E. Thomas Layton, CEO, director (2)	3,618,750 (3)	11.1%

Paul O. Williams, CFO, director (2)	3,900,000 (4)	12.3%

Ernest K. F. Lum Honolulu, Hawaii	4,710,618 (5)	15.0%

Karl M. Taft III Dallas, Texas	5,390,000 (6)	16.6%

Directors and executive officers as a group (two persons)	7,518,750 (2)	22.8%

____________________

(1)	Except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.
(2)	The address for each such beneficial owner is 6136 Frisco Square Blvd., Suite 400, #237 Frisco, TX 75034.
(3)	Includes 1,300,000 shares of Common Stock issuable upon the exercise of stock options which are exercisable within 60 days. Also includes 100,000 shares of Common Stock issuable upon the exercise of stock options owned by Mr. Layton’s spouse and which are exercisable within 60 days. Ownership of such shares is attributed to Mr. Layton.
(4)	Includes 400,000 shares of Common Stock issuable upon the exercise of stock options which are exercisable within 60 days. Also includes 100,000 shares of Common Stock issuable upon the exercise of stock options owned by Mr. Williams’ spouse and which are exercisable within 60 days. Ownership of such shares is attributed to Mr. Williams.
(5)	Includes 300,000 shares of Common Stock issuable upon the exercise of stock options which are exercisable within 60 days.
(6)	Includes 1,020,000 shares of Common Stock owned by Mr. Taft’s spouse. Ownership of such shares is attributed to Mr. Taft. Also includes 400,000 shares of Common Stock issuable upon the exercise of stock options which are exercisable within 60 days.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fiscal Year 2021

The following information summarizes the fees billed by Whitley Penn LLP for professional services rendered for the fiscal year ended April 30, 2021.

Audit Fees.  $88,995

Audit-Related Fees. None

Tax Fees. None

All Other Fees. None

Transition Period Year 2020

The following information summarizes the fees billed by Whitley Penn LLP for professional services rendered for the transition period ended April 30, 2020.

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

(3) Exhibits. See Item 15(b) below.

(b)  Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed with this 10-K
31.1	Sarbanes-Oxley Section 302(a) Certification of E. Thomas Layton					X
31.2	Sarbanes-Oxley Section 302(a) Certification of Paul O. Williams					X
32.1	Sarbanes-Oxley Section 906 Certification of E. Thomas Layton					X
32.2	Sarbanes-Oxley Section 906 Certification of Paul O. Williams
101	Interactive Data Files for Form 10-K for the year ended April 30, 2021.					X
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	BRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2021	By: /s/ E. Thomas Layton
E. Thomas Layton
Chairman, CEO
(Principal Executive Officer)

By: /s/ Paul O. Williams
Paul O. Williams
Vice Chairman, CFO
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ E. Thomas Layton	Chairman, CEO,	September 30, 2021
E. Thomas Layton	(Principal Executive Officer)

/s/ Paul O. Williams	Vice Chairman, President, CFO	September 30, 2021
Paul O. Williams	(Principal Financial Officer)

