Form 10-Q
period 2021-07-31
Lux Amber, Corp.
filed 2021-12-07
CIK 1740695

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: July 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

COMMISSION FILE NUMBER: 000-56207

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of November 18, 2021, was 31,111,658.

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2021
	(Unaudited)	April 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$–
Accounts receivable	189,768	112,982
Inventory	151,529	137,211
Prepaid expenses	2,000	2,000
Other current assets	4,550	5,960
Total current assets	347,847	258,153

GOODWILL	2,294,953	2,294,953

OTHER INTANGIBLES	15,000	15,000

OTHER LONG-TERM ASSETS	26,965	–

FIXED ASSETS
Furniture, fixtures, and office equipment	39,926	36,256
Vehicles and trailers	284,650	284,650
Equipment	649,910	649,910
Leasehold improvements	12,190	12,190
Assets in process	17,791	14,259
	1,004,467	997,265
Accumulated depreciation	(526,350)	(484,568)
Fixed assets, net	478,117	512,697

RIGHT OF USE ASSETS	295,014	272,657

TOTAL ASSETS	$3,457,896	$3,353,460

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$629,441	$554,588
Accrued expenses	1,203,423	1,201,568
Related party payables	169,110	208,756
Notes payable – current portion	228,664	112,889
Right of use liabilities – current portion	172,498	172,498
Total current liabilities	2,403,136	2,250,299

NON-CURRENT LIABILITIES
Notes payable	11,963	14,735
Right of use liabilities	101,187	98,761
Paycheck Protection Program loans	104,752	104,752
TOTAL LIABILITIES	2,621,038	2,468,547

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 75,000,000 shares authorized: 32,511,658 issued and outstanding shares as of July 31, 2021, and 31,111,658 issued and outstanding shares April 30, 2021	3,237	3,107
Additional paid-in capital	16,016,786	15,750,430
Accumulated deficit	(15,183,165)	(14,868,624)
Total Lux Amber Corp. stockholders' equity	836,858	884,913
Non-controlling interest	–	–
TOTAL EQUITY	836,858	884,913

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,457,896	$3,353,460

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31, 2021	For the Three Months Ended July 31, 2020
REVENUE	$423,828	$290,260
COST OF GOODS SOLD	186,314	214,432

Gross profit	237,514	75,828

OPERATING EXPENSES
Product delivery	153,215	141,981
General and administrative	336,158	492,329
Selling	7,102	19,491
Depreciation and amortization	41,620	37,284
Total operating expenses	538,095	691,085

OTHER (INCOME) EXPENSE
Interest expense	8,858	3,308
Other (income) expense	5,102	(57,956)
Total other (income) expense	13,960	(54,648)

Net loss	$(314,541)	$(560,609)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average shares - basic and diluted	30,389,570	29,592,296

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended July 31, 2021 and July 31, 2020

	Number of Shares	Common Stock Par	Additional Paid-in	Accumulated	Total
	Issued and	Value Amount	Capital	Deficit
	Outstanding
Balance as of April 30, 2021	31,111,658	$3,107	$15,750,430	$(14,868,624)	$884,913
Options exercised (cashless)	–	60	(60)	–	–
Options exercised	–	40	3,960	–	4,000
Common stock sold	–	30	149,970	–	150,000
Stock based compensation	–	–	112,486	–	112,486
Net loss	–	–	–	(314,541)	(314,541)
Balance as of July 31, 2021	31,111,658	$3,237	$16,016,786	$(15,183,165)	$836,858

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of April 30, 2020	29,441,708	$2,943	$14,095,093	$(12,884,427)	$1,027	$1,214,636
Common stock repurchased	(36,250)	(5)	(45,308)	–	–	(45,313)
Notes payable with interest converted	887,858	89	763,237	–	–	763,326
Dissolution of PCNM	–	–	–	1,118	(1,027)	91
Share based compensation	–	–	44,553	–	–	44,553
Net loss	–	–	–	(560,609)	–	(560,609)
Balance as of July 31, 2020	30,293,316	$3,027	$14,857,575	$(13,443,918)	$–	$1,416,684

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31, 2021	For the Three Months Ended July 31, 2020
Cash Flows from Operating Activities
Net loss	$(314,541)	$(560,609)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	41,620	80,235
Share based compensation	112,486	44,553
Right of use interest	2,426	5,039
Change in current assets and current liabilities
Accounts receivable - trade	(76,786)	(62,219)
Inventory	(14,318)	(21,801)
Prepaid expenses and other current assets	(25,555)	(2,020)
Accounts payable and accrued expenses	63,030	151,103
Related party payables	(39,646)	23,345
Net cash used in operating activities	(251,284)	(349,374)

Cash Flows from Investing Activities
Purchase of licenses	–	(5,000)
Purchase of property and equipment	(7,040)	(79,400)
Net cash used in investing activities	(7,040)	(84,400)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	–	525,500
Payments on notes payable	–	(4,435)
Payments on right of use liabilities	(8,679)	(35,170)
Payments for repurchase of common stock	–	(45,313)
Payments on promissory notes	(13,997)	–
Proceeds from promissory notes	127,000	–
Proceeds from stock sales	150,000	–
Proceeds from the exercise of options	4,000	–
Net cash provided by financing activities	258,324	440,582

Net change in cash and cash equivalents	–	6,808

Cash at beginning of period	–	49,185

Cash at end of period	$–	$55,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$7,859	$10,568
Taxes	$–	$–
Noncash Financing Activities
Convertible notes and accrued interest converted to common stock	$–	$763,326
Common stock sold for note receivable	$50,000	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2021

(Unaudited)

NATURE OF BUSINESS

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

Basis of Consolidation

The consolidated financial statements include the accounts of LAC, WSCI, ICS, SPE, and PCNM. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, related party payables, notes payable, and Paycheck Protection Program loans. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management on July 31, 2021 and April 30, 2021. The carrying value of the financial instruments included in the Company’s consolidated financial statements approximated their fair values.

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

For the three months ended July 31, 2021 and 2020, approximately 82,668 and 82,668 common stock warrants, respectively, and 6,746,418 and 6,469,750 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants and options would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. On July 31, 2021 and April 30, 2021, the allowance for doubtful accounts was $0.

Revenue Recognition

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing service. Revenue from product sold is recognized when obligations with the customer are satisfied, which generally occurs with the transfer or delivery of the product, signifying the point in time when the customer obtains control of the promised goods. Our performance obligation is delivering the product to the customer; and therefore, the transaction price, which is stated on the invoice, is allocated 100% to the sole performance obligation of product delivery. For the quarters ended July 31, 2021 and 2020, all revenue was from products sold.

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

Shipping and Handling Costs

Costs for shipping and handling activities, including those activities that occur after transfer of control to the customer, are recorded as cost of sales and are expensed as incurred. The Company accrues costs for shipping and handling activities that occur after control of the promised good has transferred to the customer.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. The carrying value of inventory is reduced for estimated obsolescence. The Company evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand.

The following table sets forth the components of the Company’s inventory balances as of:

	July 31, 2021	April 30, 2021
Finished goods	$140,711	$93,203
Raw materials	28,108	61,298
Obsolescence	(17,290)	(17,290)
	$151,529	$137,211

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

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on the reporting unit. As a result of the certain business developments and changes in the Company's long-term projections, during the fourth quarter of fiscal 2021, the Company concluded a triggering event had occurred that required an impairment assessment to be performed. The qualitative assessment thresholds were not met. The Company calculated the quantitative impairment test of using the implied fair market value using market data and concluded there was no goodwill impairment loss. Based on annual testing, the Company determined that there was no goodwill impairment in Fiscal 2021. The Company noted no triggering events as of July 31, 2021.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of July 31, 2021 or April 30, 2020.

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

License Fee

ICS pays 10% of the net selling price of $9.50 a gallon to CBI Polymers, Inc., as a mutually acceptable license fee. E. Thomas Layton, Chairman and CEO of LAC, is also the Chairman and CEO and controlling shareholder of CBI. During the quarters ended July 31, 2021 and 2020, the Company incurred $2,560 and $3,307 of license fees to CBI for those sales. As of July 31, 2021 and April 30, 2021, the Company owed $2,560 and $1,670 to CBI which is reported in accounts payable on the consolidated balance sheets.

Advertising Costs

The Company recognizes expenses for advertising costs as they are incurred. Advertising costs were $2,411 and $22,099 for the quarters ended July 31, 2021 and 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses, resulting in an accumulated deficit of $15,183,165 on July 31, 2021. The Company has a working capital deficit of $1,104,760 as of July 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. Accordingly, the Company is arranging for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

The Company is actively seeking growth of its service offerings, both organically and via new client relationships. In the ordinary course of the Company’s business, management is trying to raise additional capital through sales of common stock as well as seeking debt financing from third parties. There are current indications that additional financing will be available on favorable terms. If additional financing is not available, the Company will need to reduce salaries, defer, or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations, including potential discontinuance of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders. Additionally, incurring additional indebtedness could involve an increased debt service cash obligation, as well as the imposition of covenants that restrict the Company’s operations or the Company’s ability to perform on its current debt service requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. While the Company recognizes the significant impact of additional financing, the Company is a smaller reporting company serving large and growing markets and it will continue to sell securities and enter into financing programs which are deemed to be prudent.

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

2. ACCOUNTS RECEIVABLE

Accounts receivable relate to trade receivables from product sales made by the Company. Accounts receivable consist of the following at July 31, 2021 and April 30, 2021:

	July 31, 2021	April 30, 2021
Trade receivables	$189,768	$112,982

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

Vehicles and Equipment Notes Payable

The Company has one note payable relating to the purchase of a Company vehicle as of July 31, 2021. The balance outstanding under the note payable was $24,852 as of July 31, 2021. The note payable bears interest of 5.99% with principal and interest due monthly. The note matures in September 2023. The Company had the same note payable relating to the purchase of a Company vehicle as of April 30, 2021 with a balance outstanding of $40,474.

The Company’s future minimum principal payments as of July 31, 2021 are as follows:

2022	$8,731
2023	12,889
2024	3,232
$24,852

Other Notes Payable

On May 8, 2020, the Company received $100,344 from the Paycheck Protection Program. This PPP loan has a two-year term and bears interest at a rate of 1% per annum and does not require collateral. The loan was fully forgiven in November of 2020 by the SBA and a gain on extinguishment of debt of $100,344 was recorded within other income during the year ended April 30, 2021.

On February 01, 2021, the Company received $50,000 from an investor and in turn issued a promissory note with an 8% interest rate, with collateral of 8 drag slat application units, and is to be paid in full by February 28, 2022. During the year ended April 30, 2021, the Company had paid $666 in interest for this note. A payment of $5,225 was made during the period ending July 31, 2021.

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

On April 19, 2021, the Company received $50,000 from an investor and in turn issued a promissory note with an 8% interest rate to reduce debt. This note does not require collateral and is to be paid in full by May 19, 2022. No payments have been made at this time.

On May 10, 2021, the Company received $25,000 from an investor and in turn issued a promissory note with an 6% interest rate to reduce debt. This note does not require collateral and is to be paid in full by August 6, 2021. No payments have been made at this time.

On May 19, 2021, the Company received $50,000 from an investor and in turn issued a promissory note with an 8% interest rate to reduce debt. This note does not require collateral and is to be paid in full by May 19, 2022. No payments have been made at this time.

On June 7, 2021, the Company received $26,000 from an investor and in turn issued a promissory note with an 6% interest rate to reduce debt. This note does not require collateral and is to be paid in full by August 7, 2021. No payments have been made at this time.

On June 7, 2021, the Company received $20,000 from another investor and in turn issued a promissory note with an 6% interest rate to reduce debt. This note does not require collateral and is to be paid in full by August 7, 2021. No payments have been made at this time.

4. ACCRUED EXPENSES

Accrued expenses, consisting of accrued salaries for officers and executive management, include the following balance at July 31, 2021 and April 30, 2021:

	July 31, 2021	April 30, 2021
Accrued Compensation	$1,006,111	$934,104
Other Accrued Expenses	197,312	267,464
	$1,203,423	$1,201,568

5. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

As of July 31, 2021, the weighted average remaining lease term and weighted average discount rate for financing leases was 2.1 years and 4.25%, respectively. The Company's future financing lease obligations that have not yet commenced are immaterial. For three months ending July 31, 2021 and July 31, 2020, the Company's cash paid for financing leases was $8,679 and $36,150, and short-term lease costs were $0 and $0, respectively.

The Company’s undiscounted annual future minimum lease payments as of July 31, 2021 consist of:

2022	$129,955
2023	92,315
2024	16,811
2025	16,044
2026	13,993
Total lease payments	269,118
Interest	(12,385)
Present value of lease liabilities	$256,733

Concentrations

As of July 31, 2021, the Company had four customers which made up 78% of the outstanding accounts receivable balance. For the three months ended July 31, 2020, the Company had three customers which made up 41% of the outstanding accounts receivable balance.

For the three months ended July 31, 2021, the Company had three customers which made up 60% of total revenues. For the three months ended July 31, 2020, the Company had two customers which made up 41% of total revenues.

6. STOCKHOLDERS’ EQUITY

Common Stock

As of July 31, 2021 and 2020, the authorized share capital of the Company consisted of 75,000,000 shares of common stock with $0.0001 par value. No other classes of stock are authorized.

During the period ended July 31, 2021, the Company sold 400,000 shares at $.50 per share for $150,000 in cash proceeds and $50,000 in an assigned note receivable.

Warrants

On March 31, 2017, the Company issued 600,000 warrants at an exercise price of $.50 for services provided to a consultant. The warrants expire on March 31, 2024. The fair value of these warrants upon issuance was $302.

There were 260,000 warrants exercised during the year ended December 31, 2019, at $.50 per share for a total cash amount of $130,000.

As of April 30, 2021, and 2020, December 31, 2019, there were 82,668 common stock warrants outstanding, respectively, with an exercise price of $0.50.

Period	Beg. Balance	Issued	Exercised	Expired	End. Balance
April 30, 2020	82,668	–	–	–	82,668
April 30, 2021	82,668	–	–	–	82,668
July 31, 2021	82,668	–	–	–	82,668

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

During the three months ended July 31, 2021 and 2020, there were 500,000 and 0 common stock options granted.

Stock option activity during the period ended July 31, 2021 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of quarter	7,289,750	$0.00 - 1.50	$1.11	95 months
Granted	500,000	1.99	1.99	120 months
Exercised	(1,000,000)	0-0.01	0-0.01	–
Canceled or expired	–	–	–	–
Outstanding - end of quarter	6,789,750	$0.00 - 1.99	$1.32	96 months

Exercisable - end of quarter	6,746,418		$1.15	87 months

Stock option activity during the period ended July 31, 2020, is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of quarter	7,309,750	$0.00 - 1.50	$1.18	113 months
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled or expired	–	–	–	–
Outstanding - end of quarter	7,309,750	$0.00 - 1.50	$1.15	109 months

Exercisable - end of quarter	6,469,750		$0.91	92 months

7. RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2021 and 2020, the Company incurred consulting fees of $39,000 and $52,675 to four separate entities owned by four current shareholders. The total related party consulting fees unpaid balance due was $18,000 and $28,550 as of July 31, 2021 and April 30, 2021, respectively, and is included in accounts payable in the accompanying consolidated balance sheets.

The Company is in effect a sales representative of CBI Polymers, Inc. pursuant to the Exclusive Patent License Agreement between the Company and CBI Polymers. CBI Polymers and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI Polymers and the Company other than those discussed in this report. There was $2,560 and $1,670 due to CBI Polymers as of July 31, 2021 and April 30, 2021, respectively.

Two separate related parties are allowing the Company to rent vehicles for a monthly fee of $1,650 and $1,243. For the three months ended July 31, 2021, the Company paid a total of $4,950 and $3,729. For the three months ended July 31, 2020, the Company paid $4,950 for one vehicle.

8. INCOME TAXES

For the three-months ended July 31, 2021 and 2020, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at July 31, 2021, management determined that a full valuation allowance against all of the Company’s deferred tax assets at July 31, 2021 was appropriate.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the quarters ending July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
Tax benefit calculated at statutory rate	21.00%	21.00%
Expense not deductible	(0.03)	(0.02)
Changes to valuation allowance	(20.97)	(20.98)
Provision for income taxes	0%	0%

9. CORONA VIRUS

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

11. SUBSEQUENT EVENTS

On August 1st, the Company leased a regional facility at 371 Hostdale Road #1-#2, Dothan, AL 36303. The landlord is a related party to the President of the Company, Walton Ashwander.

On September 6, 2021, Walton Ashwander was appointed to the Board of Directors of the Company.

On September 20, 2021, the Company issued 60,000 shares of at $0.33 for $20,000.

On September 20, 2021, the Company issued 300,000 shares of at $0.33 for $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the fiscal year ended April 30, 2021.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended July 31, 2021, the primary sources of liquidity were cash flows from financing activities, and in particular, issuance of stock and promissory notes.

As of July 31, 2021, the Company had total assets of $3,457,896 consisting of current assets of $347,847, $189,768 in receivables, $151,529 in inventory, $6,550 in other current assets, and long-term assets of $2,309,953 in goodwill and other intangibles, $478,117 in fixed assets, $76,965 on other long-term assets, and $295,014 in right of use assets. As of April 30, 2021, the Company had total assets of $3,353,460, consisting of current assets of $112,982 in receivables, $137,211 in inventory, $7,960 in prepaid expenses and other current assets and long-term assets. These gains in current assets are due to the company’s sales increase of 45.87% over the same quarter of the previous comparable period, which in turn lead to an increase in account receivables. The increase in inventory is a result of the company preparing for a comparable increase in sales of the succeeding quarter. The sales increase and the increase in the gross profit allowed the company to obtain a higher percentage return on its current and long-term assets.

The company has made additional acquisitions of products and assets. Since that acquisition has judicially added assets, which combined, provide the basic application equipment and rolling stock to support revenues significantly larger than the revenues produced in May, June, and July of the previous year. In the current quarter, those combined assets produced revenues which are forty-six [46] percent higher than the previous quarter. In June of 2021 the company’s ability to increase its revenue has been enhanced by the addition of a Corporate President who has a broad network within the industries that the company serves; therefore, it is the opinion of management that the rate of growth in revenues and margins from the asset base will be sustained.

The increase in total assets was primarily due to the increase in its account receivable and inventory as a result of slower customer pay times due to cash flow issues industry wide as a result of COVID-19 and a buildup of inventory to accommodate the increase in sales.

As of July 31, 2021, the Company had total liabilities totaling $2,621,038 including $1,832,863 in current payables and accrued expenses, $169,110 in related party payables, $240,627 notes payable, $104,752 in Paycheck protection program loans, and $273,685 in right of use liabilities. As of April 30, 2021, the Company had total liabilities totaling $2,468,547 including $1,756,156 in accounts payable and accrued expenses, $208,756 in related party payables, $127,624 in notes payable, and $271,259 in lease liabilities, and $104,752 in Paycheck protection program loans.

As July 31, 2021, the Company had an accumulated stockholders’ equity of $836,858 and $884,913 at April 30,2021. The increase is result of the items discussed below.

RESULTS OF OPERATIONS

Comparison of the three-month period ended July 31, 2021 and July 31, 2020.

Revenues

For the three-month period ended July 31, 2021, the Company had revenues of $423,828, and $290,260 for the same period in 2020. The increase in sales of $133,568 is primarily the result of 1) expanded business with legacy customers to service additional Hot Mix Asphalt Plants under their ownership; 2) increase in sales price per unit; 3) addition of new customers.

Cost of Goods Sold decreased as a percentage of revenues due to a change in the mix of products sold during the period and increases in the gross selling prices on all the products offered by the company. The increase in selling prices ranged from thirty-five [35] percent to one hundred [100] percent.

Operating Expenses

For the three-month period ended July 31, 2021, the Company’s operating expenses totaled $538,095 which included $153,215 in product delivery expenses, $336,158 in general and administrative expenses, $7,102 in selling expenses and $41,620 in depreciation of assets. For the three-month period ended July 31, 2020, the Company had operating expenses that totaled $691,085 which included $141,981 in product delivery expenses, $492,329 in general and administrative expenses, $19, 491 in selling expenses and $37, 284 in depreciation.

The decrease is primarily due to 1) Less travel cost due to more efficient use of mobile assets; 2) Shifting the cost burden of delivery to the customer; 3) Improved cost accounting processes; 4) Improved purchasing processes by sourcing raw materials from multiple vendors and buying in larger quantities.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash, its current liabilities exceed its current assets as of July 31, 2021 and has incurred reoccurring losses from operations during the three months ended July 31, 2021. The Company is relying on capital from investors to meet the majority of its operating expenses.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated in the Company’s Form 10-K filed on September 30, 2021, the Company’s Principal Executive Officer and Principal Financial Officer concluded that its internal control over financial reporting was not effective during the 2021 fiscal year.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to the Company’s business from those described in its Annual Report on Form 10-K for the fiscal year ended April 30, 2021, as filed with the SEC on September 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To assist the Company to obtain and preserve working capital to support its current operations the Company entered into the following transactions:

On July 13, 2021, the Company sold 200,000 common shares at $0.50 per share for a total cash amount of $100,000.

On July 23, 2021, the Company sold 100,000 common shares at $0.50 per share for a total cash amount of $50,000.

On July 23, 2021, the Company sold 100,000 common shares at $0.50 per share for an assigned note receivable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2021

Lux Amber, Corp.

By:	/s/ E. Thomas Layton
E. Thomas Layton, CEO and Director

By:	/s/ Paul O. Williams
Paul O. Williams, CFO and Director

