Form 10-Q
period 2021-10-31
Lux Amber, Corp.
filed 2021-12-17
CIK 1740695

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: October 31, 2021

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of December 14, 2021, was 31,111,658.

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2021	April 30, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$–
Accounts receivable	178,556	112,982
Inventory	85,528	137,211
Prepaid expenses	2,000	2,000
Other current assets	11,517	5,960
Total current assets	277,601	258,153

GOODWILL	2,294,953	2,294,953

OTHER INTANGIBLES	15,000	15,000

OTHER LONG-TERM ASSETS	26,965	–

FIXED ASSETS
Furniture, fixtures, and office equipment	41,787	36,256
Vehicles and trailers	284,650	284,650
Equipment	649,910	649,910
Leasehold improvements	12,190	12,190
Assets in process	27,301	14,259
TOTAL FIXED ASSETS	1,015,838	997,265
Accumulated depreciation	(564,702)	(484,568)
Fixed assets, net	451,136	512,697

RIGHT OF USE ASSETS	341,659	272,657

TOTAL ASSETS	$3,407,314	$3,353,460

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$756,026	$554,588
Accrued expenses	1,332,649	1,201,568
Related party payables	66,522	208,756
Notes payable – current portion	128,664	112,889
Right of use liabilities – current portion	172,498	172,498
Total current liabilities	2,456,359	2,250,299

NON-CURRENT LIABILITIES
Notes payable	111,963	14,735
Right of use liabilities	147,209	98,761
Paycheck Protection Program loans	104,752	104,752
TOTAL LIABILITIES	2,820,283	2,468,547

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 75,000,000 shares authorized: 31,111,658 issued and outstanding shares as of October 31, 2021, and 31,111,658 issued and outstanding shares as of April 30, 2021	3,273	3,107
Additional paid-in capital	16,181,303	15,750,430
Accumulated deficit	(15,597,545)	(14,868,624)
TOTAL EQUITY	587,031	884,913

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,407,314	$3,353,460

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2021	Three months ended October 31, 2020	Six months ended October 31, 2021	Six months ended October 31, 2020

Revenue	$433,920	$396,155	$857,748	$686,415
Cost of goods sold	295,699	211,555	482,013	425,454
Gross Profit	138,221	184,600	375,735	260,961

Product delivery expenses	119,424	159,285	272,639	301,266
General and administrative expenses	383,144	555,979	719,302	1,027,757
Selling expenses	3,440	18,513	10,542	35,755
Depreciation and amortization	38,351	37,683	79,971	74,967

Total operating expenses	544,359	771,460	1,082,454	1,439,745

Loss from operations	(406,138)	(586,860)	(706,719)	(1,178,784)

Other (income)/expenses
Interest expense	8,242	19,987	17,082	23,295
Other (income)/expense	–	31,343	5,120	(3,280)
Total other expense	8,242	51,330	22,202	20,015

Net loss	$(414,380)	$(638,190)	$(728,921)	$(1,198,799)

Loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	32,511,658	30,606,332	32,511,658	30,262,690

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended October 31, 2021 and October 31, 2020

	Number of Shares	Common Stock Par	Additional Paid-in	Accumulated	Non-Controlling	Total
	Issued and	Value Amount	Capital	Deficit	Interest
	Outstanding
Balance as of July 31, 2021	31,111,658	$3,237	$16,016,786	$(15,183,165)		$836,858
Common stock sold	–	30	99,970	–		100,000
Common stock issued for outstanding payables	–	6	19,994	–		20,000
Stock based compensation	–	–	44,553	–		44,553
Net loss	–	–	–	(414,380)		(414,380)
Balance as of October 31, 2021	31,111,658	$3,273	$16,181,303	$(15,597,545)		$587,031

	Number of Shares	Common Stock Par	Additional Paid-in	Accumulated	Total
	Issued and	Value Amount	Capital	Deficit
	Outstanding
Balance as of July 31, 2020	30,293,316	$3,027	$14,857,575	$(13,443,918)	$1,416,684
Adjustments	(267)	–	15,187	–	15,087
Notes payable with interest converted	651,693	46	560,399	–	560,455
Share based compensation	–	–	44,553	–	44,553
Net loss	–	–	–	(638,190)	(638,190)
Balance as of October 31, 2020	30,944,742	$3,073	$15,477,714	$(14,082,108)	$1,398,679

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Six Months Ended October 31, 2021 and October 31, 2020

	Number of Shares	Common Stock Par	Additional Paid-in	Accumulated	Total
	Issued and	Value Amount	Capital	Deficit
	Outstanding
Balance as of April 30, 2021	31,111,658	$3,107	$15,750,430	$(14,868,624)	$884,913
Options exercised (cashless)	–	60	(60)	–	–
Options exercised	–	40	3,960	–	4,000
Common stock sold	–	30	149,970	–	150,000
Common stock sold		30	99,970		100,000
Common stock issued for outstanding payables		6	19,994		20,000
Stock based compensation	–	–	157,039	–	157,039
Net loss	–	–	–	(728,921)	(728,921)
Balance as of October 31, 2021	31,111,658	$3,273	$16,181,303	$(15,597,545)	$587,031

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of April 30, 2020	29,441,708	$2,943	$14,095,093	$(12,884,427)	$1,027	$1,214,636
Common stock repurchased	(36,250)	(5)	(45,308)	–	–	(45,313)
Notes payable with interest converted	1,539,551	135	1,323,636	–	–	1,323,771
Dissolution of PCNM	–	–	–	1,118	(1,027)	91
Adjustments	(267)	–	15,187	–	–	15,187
Share based compensation	–	–	89,106	–	–	89,106
Net loss	–	–	–	(1,198,799)	–	(1,198,799)
Balance as of October 31, 2020	30,944,742	$3,073	$15,477,714	$(14,082,108)	$–	$1,398,679

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31, 2021	For the Six Months Ended October 31, 2020
Cash Flows from Operating Activities
Net loss	$(728,921)	$(1,198,799)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	175,694	160,865
Share based compensation	157,039	89,106
Right of use interest	2,426	8,066
Change in current assets and current liabilities
Accounts receivable - trade	(65,574)	(33,977)
Inventory	51,683	(30,989)
Prepaid expenses and other current assets	(32,522)	(30,571)
Accounts payable and accrued expenses	279,838	658,990
Due to related parties	(142,234)	(17,794)
Net cash used in operating activities	(302,571)	(395,103)

Cash Flows from Investing Activities
Deposit paid	–	(5,000)
Expenditures for property and equipment	(18,410)	(91,538)
Net cash used in investing activities	(18,410)	(96,538)

Cash Flows from Financing Activities
Proceeds from convertible notes payable and interest payable	–	571,300
Payments on notes payable	–	(2,910)
Payments on right of use liabilities	(46,022)	(80,621)
Payments for the repurchase of common stock	–	(45,313)
Payments on promissory notes	(13,997)	–
Proceeds from promissory notes	127,000	–
Proceeds from stock sales	250,000	–
Proceeds from exercise of options	4,000	–
Net cash provided by financing activities	320,981	442,456

Net change in cash and cash equivalents	–	(49,185)

Cash at beginning of period	–	49,185

Cash at end of period	$–	$–

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$7,527	$19,735
Noncash Financing Activities	$20,000	$–
Convertible notes and accrued interest converted to common stock	$–	$1,323,781
Common stock issued for reduction of outstanding payments	$20,000	$–
Common stock sold for note receivable	$50,000	$–
Right of use asset and lease liability additions	$137,347	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2021

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, related party payables, notes payable, and Paycheck Protection Program loans. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management on October 31, 2021 and April 30, 2021. The carrying value of the financial instruments included in the Company’s consolidated financial statements approximated their fair values.

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

For the six months ended October 31, 2021 and 2020, approximately 82,668 and 82,668 common stock warrants, respectively, and 6,749,750 and 6,469,750 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants and options would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. On October 31, 2021 and April 30, 2021, the allowance for doubtful accounts was $0.

Revenue Recognition

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing service. Revenue from product sold is recognized when obligations with the customer are satisfied, which generally occurs with the transfer or delivery of the product, signifying the point in time when the customer obtains control of the promised goods. Our performance obligation is delivering the product to the customer; and therefore, the transaction price, which is stated on the invoice, is allocated 100% to the sole performance obligation of product delivery. For the three-month and six-month periods ended October 31, 2021 and 2020, all revenue was from products sold.

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

The following table sets forth the components of the Company’s inventory balances as of::

	October 31, 2021	April 30, 2021
Finished goods	$17,290	$93,203
Raw materials	85,528	61,298
Obsolescence	(17,290)	(17,290)
	$85,528	$137,211

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

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on the reporting unit. As a result of the certain business developments and changes in the Company's long-term projections, during the fourth quarter of fiscal 2021, the Company concluded a triggering event had occurred that required an impairment assessment to be performed. The qualitative assessment thresholds were not met. The Company calculated the quantitative impairment test of using the implied fair market value using market data and concluded there was no goodwill impairment loss. Based on annual testing, the Company determined that there was no goodwill impairment in Fiscal 2021. The Company noted no triggering events as of October 31, 2021.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of October 31, 2021 or April 30, 2021.

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

License Fee

ICS pays 10% of the net selling price of $9.50 a gallon to CBI Polymers, Inc (“CBI”), as a mutually acceptable license fee. E. Thomas Layton, Chairman and CEO of LAC, is also the Chairman and CEO and controlling shareholder of CBI. During the six-month ended October 31, 2021 and 2020, the Company incurred $7,046 and $5,190 of license fees to CBI for those sales. During the three-month ended October 31,2021, the Company incurred $4,944 and $4,790 of license fees to CBI for those sales.

Advertising Costs

The Company recognizes expenses for advertising costs as they are incurred. During the six-month ended October 31, 2021 and 2020, the Company incurred $1,569 and $4,790 in advertising costs. During the three-month period ended October 31, 2021 and 2020, the Company incurred $443 and $443 in advertising costs.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses, resulting in an accumulated deficit of $15,597,545 on October 31, 2021. The Company has a working capital deficit of $2,178,758 as of October 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. Accordingly, the Company is arranging for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

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

Recently Issued Accounting Pronouncements

Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses, which amends how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, which applies to trade accounts receivable and the calculation of the allowance for uncollectible accounts receivable. The new standard became effective for the Company for annual and interim periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this accounting guidance will have on the consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable relate to trade receivables from product sales made by the Company. Accounts receivable consist of the following at October 31, 2021 and April 30, 2021:

	October 31, 2021	April 30, 2021
Trade receivables	$178,556	$112,982

3. NOTES PAYABLE

Convertible Promissory Notes Payable

During the year ended April 30, 2021, the Company issued a fourth round of convertible debentures in the principal amount of $525,500. The debentures were convertible into shares of the Company’s common stock at the maturity date of September 15, 2020 and pay any unpaid interest at a rate of 8%. The debentures were converted into 611,047 shares of common stock at a price of $0.86 per share and the accrued interest unpaid amount of $16,459 was converted into 19,138 shares of common stock at a price of $0.86 per share.

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

Vehicles and Equipment Notes Payable

The Company has one note payable relating to the purchase of a Company vehicle as of October 31, 2021. The balance outstanding under the note payable was $22,719 as of October 31, 2021. The note payable bears interest of 5.99% with principal and interest due monthly. The note matures in September 2023. The Company had the same note payable relating to the purchase of a Company vehicle as of April 30, 2021 with a balance outstanding of $40,474.

The Company’s future minimum principal payments as of October 31, 2021 are as follows:

2022	$8,316
2023	12,889
2024	1,514
Total future minimum payment	$22,719

Other Notes Payable

On May 8, 2020, the Company received $100,344 from the Paycheck Protection Program. This PPP loan has a two-year term and bears interest at a rate of 1% per annum and does not require collateral. The loan was fully forgiven in November of 2020 by the SBA and a gain on extinguishment of debt of $100,344 was recorded within other income during the year ended April 30, 2021.

On February 01, 2021, the Company received $50,000 from an investor and in turn issued a promissory note with an 8% interest rate, with collateral of 8 drag slat application units, and is to be paid in full by February 28, 2022. During the year ended April 30, 2021, the Company had paid $666 in interest for this note. A payment of $5,225 was made during the period ending October 31, 2021.

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

4. ACCRUED EXPENSES

Accrued expenses, consisting of accrued salaries for officers and executive management, include the following balance at October 31, 2021 and April 30, 2021:

	October 31, 2021	April 30, 2021
Accrued Compensation	$1,059,739	$934,104
Other Accrued Expenses	272,910	267,464
Accrued expenses	$1,332,649	$1,201,568

5. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

As of October 31, 2021, the weighted average remaining lease term and weighted average discount rate for financing leases was 2.4 years and 3.95%, respectively. The Company's future financing lease obligations that have not yet commenced are immaterial. For six-month period October 31, 2021 and October 31, 2020, the Company's cash paid for financing leases was $46,022 and $80,621, and short-term lease costs were $0 and $0, respectively. For the three-month period October 31, 2021 and 2020, the Company paid $37,343 and $24,345 for financing leases.

The Company’s undiscounted annual future minimum lease payments as of October 31, 2021 consist of:

2022	$112,688
2023	142,902
2024	65,900
2025	33,339
2026	13,994
Total lease payments	368,822
Interest	(49,115)
Present value of lease liabilities	$319,707

Concentrations

As of October 31, 2021, the Company had three customers which made up 60% of the outstanding accounts receivable balance. For the six months ended October 31, 2020, the Company had four customers which made up 63% of the outstanding accounts receivable balance.

For the six months ended October 31, 2021, the Company had two customers which made up 50% of total revenues. For the six months ended October 31, 2020, the Company had two customers which made up 48% of total revenues. For the three months ended October 31, 2021, the Company had three customers which made up 64% of total revenues. For the three months ended October 31, 2020, the Company had two customers which made up 46% of total revenues.

6. STOCKHOLDERS’ EQUITY

Common Stock

As of October 31, 2021 and 2020, the authorized share capital of the Company consisted of 75,000,000 shares of common stock with $0.0001 par value. No other classes of stock are authorized.

During the three-month period ended July 31, 2021, the Company sold 400,000 shares at $.50 per share for $150,000 in cash proceeds and $50,000 in an assigned note receivable.

During the three-month period ended October 31, 2021, the Company issued 60,000 shares at $0.33 per share for $20,000 in outstanding payables.

During the three-month period ended October 31, 2021, the Company sold 300,000 shares at $0.33 per share for $100,000 in cash proceeds.

Warrants

On March 31, 2017, the Company issued 600,000 warrants at an exercise price of $.50 for services provided to a consultant. The warrants expire on March 31, 2024. The fair value of these warrants upon issuance was $302.

As of October 31, 2021, and April 30, 2020, there were 82,668 common stock warrants outstanding, respectively, with an exercise price of $0.50.

Period	Beg. Balance	Issued	Exercised	Expired	End. Balance
April 30, 2020	82,668	–	–	–	82,668
April 30, 2021	82,668	–	–	–	82,668
July 31, 2021	82,668	–	–	–	82,668
October 31, 2021	82,668	–	–	–	82,668

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

During the six months ended October 31, 2021 and 2020, there were 500,000 and 0 common stock options granted. During the three months ended October 31,2021 and 2020, there were 0 and 0 common stock options granted.

Stock option activity during the six-month period ended October 31, 2021 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of period	7,289,750	$0.00 - 1.50	$1.11	95 months
Granted	500,000	1.99	1.99	120 months
Exercised	(1,000,000)	0.01	–	–
Canceled or expired	–	–	–	–
Outstanding - end of period	6,789,750	$0.00 - 1.50	$1.31	82 months

Exercisable - end of period	6,749,750		$1.05	76 months

Stock option activity during the period ended October 31, 2020, is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of period	7,309,750	$0.00 - 1.50	$1.18	113 months
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled or expired	–	–	–	–
Outstanding - end of period	7,309,750	$0.00 - 1.50	$1.15	109 months

Exercisable - end of period	6,469,750		$0.91	92 months

7. RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2021 and 2020, the Company incurred consulting fees of $90,491 and $120,442 to four separate entities owned by four current shareholders. During the three-month period ended October 31, 2021 and 2020, the Company incurred $23,649 and $22,950 in consulting fees to three separate entities owned by three current shareholders. The total related party consulting fees unpaid balance due was $18,000 and $28,550 as of October 31, 2021 and April 30, 2021, respectively, and is included in accounts payable in the accompanying consolidated balance sheets.

The Company is in effect a sales representative of CBI. pursuant to the Exclusive Patent License Agreement between the Company and CBI. CBI and the Company are companies under the common control of E. Thomas Layton, the Company’s chairman and chief executive officer. There are no other transactions or contracts between CBI and the Company other than those discussed in this report. There was $3,936 and $1,670 due to CBI as of October 31, 2021 and April 30, 2021, respectively.

Two separate related parties are allowing the Company to rent vehicles for a monthly fee of $1,650 and $2,957. For the six months ended October 31, 2021, the Company paid a total of $9,900 and $17,742. For the three months ended October 31, 2021, the Company paid a total of $4,950 and $8,871. For the six months ended October 31, 2020, the Company paid a total of $8,250 and $19,942. For the three months ended October 31, 2020, the Company paid a total of $4,950 and $5,916.

8. INCOME TAXES

For the six months ended October 31, 2021 and 2020, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at October 31, 2021, management determined that a full valuation allowance against all of the Company’s deferred tax assets at October 31, 2021 was appropriate.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the period ending October 31, 2021 and 2020:

	October 31, 2021	October 31, 2020
Tax benefit calculated at statutory rate	21.00%	21.00%
Expense not deductible	(0.03)	(0.02)
Changes to valuation allowance	(20.97)	(20.98)
Provision for income taxes	0%	0%

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

11. SUBSEQUENT EVENTS

On November 22, 2021, the Company amended its stock option plan to increase the number of options available to 15,000,000.

On November 22, 2021, the Company granted 4,010,000 options to 13 people at an exercise price of $0.25 per option.

On December 1, 2021, the Company granted 800,000 options to two investors at an exercise price of $0.25 per option for the cancellation of indebtedness owed by the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended October 31, 2021, the primary sources of liquidity were cash flows from financing activities, and in particular, issuance of stock and promissory notes.

As of October 31, 2021, the Company had total assets of $3,407,314 consisting of current assets of $277,601, $178,556 in receivables, $85,528 in inventory, $13,517 in prepaid expenses and other current assets, and long-term assets of $2,309,953 in goodwill and other intangibles, $451,136 in fixed assets, $26,965 on other long-term assets, and $341,659 in right of use assets. As of April 30, 2021, the Company had total assets of $3,353,460, consisting of current assets of $112,982 in receivables, $137,211 in inventory, $7,960 in prepaid expenses and other current assets and long-term assets of $2,309,953 in goodwill and other intangibles, and $512,697 in fixed assets and $272,657 in right of use assets.

As of October 31, 2021, the Company had total liabilities totaling $2,820,283 including $2,088,675 in current payables and accrued expenses, $66,522 in related party payables, $240,627 notes payable, $104,752 in Paycheck protection program loans, and $319,707 in right of use liabilities. As of April 30, 2021, the Company had total liabilities totaling $2,468,547 including $1,756,156 in accounts payable and accrued expenses, $208,756 in related party payables, $127,624 in notes payable, and $271,259 in lease liabilities, and $104,752 in Paycheck protection program loans.

As October 31, 2021, the Company had an accumulated stockholders’ equity of $587,031 and $884,913 at April 30,2021. The increase is result of the items discussed below.

RESULTS OF OPERATIONS

Comparison of the three and six-month periods ended October 31, 2021 and October 31, 2020.

Revenues

For the three-month period ended October 31, 2021, the Company had revenues of $433,920, and $396,155 for the same period in 2020. The increase in sales is primarily the result of 1) expanded business with legacy customers to service additional Hot Mix Asphalt Plants under their ownership; 2) increase in sales price per unit; 3) addition of new customers.

For the six-month period ended October 31, 2021, the Company had revenues of $857,748, and $686,415 for the same period in 2020. The increase in sales is primarily the result of 1) expanded business with legacy customers to service additional Hot Mix Asphalt Plants under their ownership; 2) increase in sales price per unit; 3) addition of new customers.

Cost of Goods Sold decreased as a percentage of revenues due to a change in the mix of products sold during the period and increases in the gross selling prices on all the products offered by the company.

Operating Expenses

For the six-month period ended October 31, 2021, the Company’s operating expenses totaled $1,082,454 which included $272,639 in product delivery expenses, $719,302 in general and administrative expenses, $10,542 in selling expenses and $79,971 in depreciation of assets. For the six-month period ended October 31, 2020, the Company had operating expenses that totaled $1,439,745 which included $301,266 in product delivery expenses, $1,027,757 in general and administrative expenses, $35,755 in selling expenses and $74,967 in depreciation.

For the three-month period ended October 31, 2021, the Company’s operating expenses totaled $544,359 which included $119,424 in product delivery expenses, $383,144 in general and administrative expenses, $3,440 in selling expenses and $38,351 in depreciation of assets. For the three-month period ended October 31, 2020, the Company had operating expenses that totaled $771,460 which included $159,285 in product delivery expenses, $555,979 in general and administrative expenses, $18,513 in selling expenses and $37,683 in depreciation.

The decrease is primarily due to 1) Less travel cost due to more efficient use of mobile assets; 2) Shifting the cost burden of delivery to the customer; 3) Improved cost accounting processes; 4) Improved purchasing processes by sourcing raw materials from multiple vendors and buying in larger quantities.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash, its current liabilities exceed its current assets as of October 31, 2021 and has incurred reoccurring losses from operations during the six months ended October 31, 2021. The Company is relying on capital from investors to meet the majority of its operating expenses.

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

On September 20, 2021, the Company issued 60,000 shares of at $0.33 per share for payment of $20,000 of outstanding payables.

On September 20, 2021, the Company issued 300,000 shares of at $0.33 per share for a total cash amount of $100,000.

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

Date: December 17, 2021

Lux Amber, Corp.

By:	/s/ E. Thomas Layton
E. Thomas Layton, CEO and Director

By:	/s/ Paul O. Williams
Paul O. Williams, CFO and Director

