Form 10-Q
period 2022-01-31
Lux Amber, Corp.
filed 2022-05-25
CIK 1740695

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: January 31, 2022

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

371 Hostdale Drive

Dothan, AL 36303

(Address of Principal Executive Offices)

214-676-5475

(Issuer Telephone number)

6136 Frisco Square Blvd.

Suite 400, #237

Frisco, TX 75034

(Former Address)

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of April 28, 2022, was 34,910,511.

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2022	April 30, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,480	$–
Accounts receivable	45,279	112,982
Inventory	16,103	137,211
Prepaid expenses	4,967	2,000
Other current assets	–	5,960
Total current assets	93,829	258,153

GOODWILL	2,294,953	2,294,953

OTHER INTANGIBLES	15,000	15,000

OTHER LONG-TERM ASSETS	18,270	–

FIXED ASSETS
Furniture, fixtures, and office equipment	36,096	36,256
Vehicles and trailers	285,985	284,650
Equipment	676,686	649,910
Leasehold improvements	12,190	12,190
Assets in process	10,581	14,259
TOTAL FIXED ASSETS	1,021,538	997,265
Accumulated depreciation	(587,428)	(484,568)
Fixed assets, net	434,110	512,697

RIGHT OF USE ASSETS	294,814	272,657

TOTAL ASSETS	$3,150,976	$3,353,460

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$676,418	$554,588
Accrued expenses	1,677,706	1,201,568
Related party payables	211,442	208,756
Notes payable – current portion	21,076	112,889
Right of use liabilities – current portion	182,013	172,498
Total current liabilities	2,768,655	2,250,299

NON-CURRENT LIABILITIES
Notes payable	–	14,735
Right of use liabilities	101,316	98,761
Paycheck Protection Program loans	104,752	104,752
TOTAL LIABILITIES	2,974,723	2,468,547

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 75,000,000 shares authorized: 33,394,678 issued and outstanding shares as of January 31, 2022, and 31,111,658 issued and outstanding shares as of April 30, 2021	3,391	3,107
Additional paid-in capital	16,799,405	15,750,430
Accumulated deficit	(16,626,543)	(14,868,624)
TOTAL EQUITY	176,253	884,913

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,150,976	$3,353,460

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2022	Three months ended January 31, 2021	Nine months ended January 31, 2022	Nine months ended January 31, 2021

Revenue	$248,944	$130,183	$1,112,022	$816,598
Cost of goods sold	270,800	108,695	740,442	534,149
Gross Profit (Loss)	(21,856)	21,488	371,580	282,449

Product delivery expenses	15,475	103,629	24,629	404,895
General and administrative expenses	874,730	10,547	1,944,324	1,038,304
Selling expenses	6,683	34,695	11,607	70,450
Depreciation and amortization	91,884	39,624	109,362	114,591

Total operating expenses	988,772	188,495	2,089,921	1,628,240

Loss from operations	(1,010,628)	(167,007)	(1,718,341)	(1,345,791)

Other expenses
Interest expense	18,370	29,673	34,755	52,968
Other expense	–	118,268	4,823	114,988
Total other expense	18,370	147,941	39,578	167,956

Net loss	$(1,028,998)	$(314,948)	$(1,757,919)	$(1,513,747)

Loss per common share:
Basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.05)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	31,794,579	30,958,663	33,394,678	30,389,570

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended January 31, 2022 and January 31, 2021

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of October 31, 2021	31,111,658	$3,273	$16,181,303	$(15,597,545)	$587,031
Common stock sold	900,000	50	162,500	–	162,550
Options exercised for outstanding payables	683,020	68	215,687	–	215,755
Shares issued for previous options exercised	700,000	–	–	–	–
Stock based compensation	–	–	239,915	–	239,915
Net loss	–	–	–	(1,028,998)	(1,028,998)
Balance as of January 31, 2022	33,394,678	$3,391	$16,799,405	$(16,626,543)	$176,253

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of October 31, 2020	30,944,742	$3,073	$15,477,714	$(14,083,226)	$1,397,561
Notes payable with interest converted	146,916	15	183,629	–	183,644
Share based compensation	–	–	44,553	–	44,553
Net loss	–	–	–	(314,948)	(314,948)
Balance as of January 31, 2021	31,091,658	$3,088	$15,705,896	$(14,398,174)	$1,310,811

The accompanying footnotes are an integral part of these condensed consolidated financial statements

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended January 31, 2022 and January 31, 2021

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of April 30, 2021	31,111,658	$3,107	$15,750,430	$(14,868,624)	$884,913
Options exercised (cashless)	–	60	(60)	–	–
Shares issued for previous options exercised	700,000	–	–	–	–
Options exercised	–	40	3,960	–	4,000
Common stock sold	900,000	110	412,440	–	457,550
Options exercised for outstanding payables	683,020	74	235,681	–	280,755
Stock based compensation	–	–	396,954	–	396,954
Net loss	–	–	–	(1,757,919)	(1,757,919)
Balance as of January 31, 2022	33,394,678	$3,391	$16,799,405	$(16,626,543)	$176,253)

	Number of Shares Issued and Outstanding	Common Stock Par Value Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance as of April 30, 2020	29,441,708	$2,943	$14,095,093	$(12,884,427)	$1,027	$1,214,636
Common stock repurchased	(36,250)	(5)	(45,308)	–	–	(45,313)
Notes payable with interest converted	1,686,467)	150	1,507,265	–	–	1,507,415
Dissolution of PCNM	–	–	–	–	(1,027)	(1,027)
Adjustments	(267)	–	133,659	–	–	133,659
Share based compensation	–	–	15,187	–	–	15,187
Net loss	–	–	–	(1,513,747)	–	(1,513,747)
Balance as of January 31, 2021	31,091,658	$3,088	$15,705,896	$(14,398,174)	$–	$1,310,811

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31, 2022	For the Nine Months Ended January 31, 2021
Cash Flows from Operating Activities
Net loss	$(1,757,919)	$(1,513,747)
Depreciation and amortization	109,362	241,788
Share based compensation	396,954	133,659
Non-cash interest	2,426	–
Right of use amortization	116,894	11,898
Accounts receivable - trade	67,703	67,602
Inventory	121,108	(25,413)
Prepaid expenses	–	6,711
Other current assets	(15,277)	(37,062)
Accounts payable and accrued expenses	528,845	648,948
Due to related parties	2,686	(37,542)
Net cash used in operating activities	(427,219)	(503,158)

Cash Flows from Investing Activities
Expenditures for fixed assets	(30,775)	(103,065)
Total cash used in investing activities	(30,775)	(103,065)

Cash Flows from Financing Activities
Proceeds from stock sales	412,550	730,300
Payments on notes payable	(11,793)	(8,854)
Proceeds on notes payable	121,000	(119,097)
Proceeds from PPP loans	–	104,752
Proceeds from stock option exercises	4,000	(45,313)
Payments on capital lease obligations	(40,284)	–
Net cash provided by financing activities	485,473	557,036

Net change in cash and cash equivalents	27,480	(49,185)

Cash at beginning of period	–	49,185

Cash at end of period	$27,480	$–

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$18,370	$32,057
Taxes	$–	$–
Noncash Financing Activities
Convertible notes and accrued interest converted to common stock	$–	$(1,507,415)
Stock issued for reduction of outstanding payables	$235,755	$–
Right of use lease additions	$137,397	$–

The accompanying footnotes are an integral part of these consolidated financial statements.

LUX AMBER, CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2022

(Unaudited)

NATURE OF BUSINESS

Lux Amber, Corp. (“LAC”), formed on January 19, 2018, is an international specialty chemical company. Its corporate offices are currently located at 371 Hostdale Drive, Dothan, AL 36303. LAC’s corporate telephone number is 214-676-5475. LAC has a stock symbol of LXAM.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting polices consistently applied in the preparation of the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) is as follows.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of LAC, WSCI, ICS, and SPE. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

FASB ASC 825-10 requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, related party payables, notes payable, and Paycheck Protection Program loans. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management on January 31, 2022 and April 30, 2021. The carrying value of the financial instruments included in the Company’s consolidated financial statements approximated their fair values.

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

For the nine months ended January 31, 2022 and 2021, approximately 82,668 and 82,668 common stock warrants, respectively, and 8,984,750 and 6,569,750 common stock options, respectively, were not added to the diluted average shares because inclusion of such warrants and options would be antidilutive.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. On January 31, 2022 and April 30, 2021, the allowance for doubtful accounts was $0.

Revenue Recognition

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing service. Revenue from product sold is recognized when obligations with the customer are satisfied, which generally occurs with the transfer or delivery of the product, signifying the point in time when the customer obtains control of the promised goods. Our performance obligation is delivering the product to the customer; and therefore, the transaction price, which is stated on the invoice, is allocated 100% to the sole performance obligation of product delivery. For the three-month and nine-month periods ended January 31, 2022 and 2021, all revenue was from products sold.

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

The following table sets forth the components of the Company’s inventory balances as of:

	January 31, 2022	April 30, 2021
Finished goods	$18,174	$93,203
Raw materials	15,219	61,298
Obsolescence	(17,290)	(17,290)
Inventory, net	$16,103	$137,211

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

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and its impact on the reporting unit. As a result of the certain business developments and changes in the Company's long-term projections, during the fourth quarter of fiscal 2021, the Company concluded a triggering event had occurred that required an impairment assessment to be performed. The qualitative assessment thresholds were not met. The Company calculated the quantitative impairment test of using the implied fair market value using market data and concluded there was no goodwill impairment loss. Based on annual testing, the Company determined that there was no goodwill impairment in Fiscal 2021. The Company noted no triggering events as of January 31, 2022.

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

The Company accounts for all uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740 – Income Taxes (“ASC 740”). ASC 740 provides guidance on de-recognition, classification, interest and penalties and disclosure related to uncertain income tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties as of January 31, 2022 or April 30, 2021.

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

License Fee

ICS pays 10% of the net selling price of $9.50 a gallon to CBI Polymers, Inc (“CBI”), as a mutually acceptable license fee. E. Thomas Layton, Chairman and CEO of LAC, is also the Chairman and CEO and controlling shareholder of CBI. During the nine-month ended January 31, 2022 and 2021, the Company incurred $8,780 and $17,510 of license fees to CBI for those sales. During the three-month ended January 31, 2022 and 2021, the Company incurred $8,663 and $12,320 of license fees to CBI for those sales.

Advertising Costs

The Company recognizes expenses for advertising costs as they are incurred. During the nine months ended January 31, 2022 and 2021, the Company incurred $3,227 and $17,919 in advertising costs. During the three months ended January 31, 2022 and 2021, the Company incurred $393 and $6,022 in advertising costs.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial operating losses, resulting in an accumulated deficit of $16,626,543 on January 31, 2022. The Company has a working capital deficit of $2,674,826 as of January 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are being issued. Accordingly, the Company is arranging for additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand.

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

2. ACCOUNTS RECEIVABLE

Accounts receivable relate to trade receivables from product sales made by the Company. Accounts receivable consist of the following at January 31, 2022 and April 30, 2021:

	January 31, 2022	April 30, 2021
Trade receivables	$45,279	$112,982

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

Vehicles and Equipment Notes Payable

The Company has one note payable relating to the purchase of a Company vehicle as of January 31, 2022. The balance outstanding under the note payable was $20,956 as of January 31, 2022. The note payable bears interest of 5.99% with principal and interest due monthly. The note matures in September 2023. The Company had the same note payable relating to the purchase of a Company vehicle as of April 30, 2021 with a balance outstanding of $40,474.

The Company’s future minimum principal payments as of January 31, 2022 are as follows:

2022	$4,158
2023	16,798
Total future minimum payment	$20,956

Other Notes Payable

On May 8, 2020, the Company received $100,344 from the Paycheck Protection Program. This PPP loan has a two-year term and bears interest at a rate of 1% per annum and does not require collateral. The loan was fully forgiven in November of 2020 by the SBA and a gain on extinguishment of debt of $100,344 was recorded within other income during the year ended April 30, 2021.

On February 1, 2021, the Company received $50,000 from an investor and in turn issued a promissory note with an 8% interest rate, with collateral of 8 drag slat application units, and is to be paid in full by February 28, 2022. During the year ended April 30, 2021, the Company had paid $666 in interest for this note. A payment of $5,225 was made during the nine month period ending January 31, 2022. During the period ended January 31, 2022, the outstanding debt was used as proceeds for stock option exercises of 33,000 shares of stock.

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

On April 19, 2021, the Company received $50,000 from an investor and in turn issued a promissory note with an 8% interest rate. This note does not require collateral and is to be paid in full by May 19, 2022. No payments have been made at this time. During the nine-month period ended January 31, 2022, the outstanding debt was used as proceeds for stock option exercises of 250,000 shares of stock.

On May 10, 2021, the Company received $25,000 from an investor and in turn issued a promissory note with an 6% interest rate. This note does not require collateral and is to be paid in full by August 6, 2021. During the nine-month period ended January 31, 2022, the outstanding debt was used as proceeds for stock option exercises of 150,000 shares of stock.

On May 19, 2021, the Company received $50,000 from an investor and in turn issued a promissory note with an 8% interest rate. This note does not require collateral and is to be paid in full by May 19, 2022. During the nine-month period ended January 31, 2022, the outstanding debt was used as proceeds for stock option exercises of 250,000 shares of stock.

On June 7, 2021, the Company received $26,000 from an investor and in turn issued a promissory note with an 6% interest rate. This note does not require collateral and is to be paid in full by August 7, 2021. During the nine-month period ended January 31, 2022, the outstanding debt was used as proceeds for stock option exercises of 150,000 shares of stock.

On June 7, 2021, the Company received $20,000 from another investor and in turn issued a promissory note with an 6% interest rate. This note does not require collateral and is to be paid in full by August 7, 2021. During the nine-month period ended January 31, 2022, the outstanding debt was used as proceeds for stock option exercises of 30,000 shares of stock. During the nine-month period ended January 31, 2022, the Company had accrued $20,000 in unpaid interest for promissory notes that were also used as proceeds for stock option exercises of 5,000 shares of stock.

4. ACCRUED EXPENSES

Accrued expenses, consisting primarily of accrued salaries for officers and executive management, include the following balance at January 31, 2022 and April 30, 2021:

	January 31, 2022	April 30, 2021
Accrued Compensation	$1,164,013	$934,104
Other Accrued Expenses	513,693	267,464
Accrued expenses	$1,677,706	$1,201,568

5. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Leases

As of January 31, 2022, the weighted average remaining lease term and weighted average discount rate for financing leases was 2.2 years and 3.99%, respectively. The Company's future financing lease obligations that have not yet commenced are immaterial. For nine-month period January 31, 2022 and January 31, 2021, the Company's cash paid for financing leases was $40,248 and $22,950. For the three-month period January 31, 2022 and 2021, the Company paid $13,414 and $0 for financing leases.

The Company’s undiscounted annual future minimum lease payments as of January 31, 2022 consist of:

2022	$56,105
2023	142,902
2024	65,962
2025	28,076
2026	13,994
Total lease payments	307,038
Interest	(23,709)
Present value of lease liabilities	$283,329

Concentrations

As of January 31, 2022, the Company had three customers which made up 60% of the outstanding accounts receivable balance. As of April 31, 2021, the Company had four customers which made up 63% of the outstanding accounts receivable balance.

For the nine months ended January 31, 2022, the Company had two customers which made up 50% of total revenues. For the nine months ended January 31, 2021, the Company had two customers which made up 48% of total revenues. For the three months ended January 31, 2022, the Company had three customers which made up 64% of total revenues. For the three months ended January 31, 2021, the Company had two customers which made up 46% of total revenues.

6. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

As of January 31, 2022, and 2021, the authorized share capital of the Company consisted of 75,000,000 shares of common stock, $0.0001 par value. No other classes of stock are authorized.

Common Stock

For the nine months ended January 31, 2022, the Company sold 300,000 shares at $0.33 per share for $100,000 in cash proceeds, 400,000 shares at $.50 per share for $150,000 in cash proceeds and $50,000 in an assigned note receivable, and 850,000 shares at $0.25 per share for total cash proceeds of $162,550. Of the 1.55 million shares of stock, 900,000 shares have been issued, and 650,000 shares of stock have yet to be issued. For the nine months ended January 31, 2021, the Company has 36,250 common shares repurchased at $1.25 per share for a total cash payment amount of $45,313 including interest.

Warrants

During the nine months ended January 31, 2022 and 2021, there were 0 warrants exercised.

For the three months ended January 31, 2022 and 2021, the Company had no sale or repurchase of warrants.

As of January 31, 2022, and April 30 2021, there were 82,668 common stock warrants outstanding, respectively, with an exercise price of $0.50.

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

During the nine months ended January 31, 2022 and 2021, there were 5,073,020 and 0 common stock options granted. 3,223,020 options granted have an exercise price of $0.25 and vested immediately. The remaining 1,850,000 have an exercise price of $0.25 and vest over a two-year period with each quarter vesting six-months after the grant date.

Stock option activity during the nine-month period ended January 31, 2022 is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of period	7,289,750	$0.00 - 1.79	$1.31	113 months
Granted	5,073,020	0.25	0.25	108 months
Exercised	(1,383,020)	–	–	–
Canceled or expired	–	–	–	–
Outstanding - end of period	10,979,750	$0.00 - 1.50	$0.94	106 months

Exercisable - end of period	8,984,750		$0.84	89 months

Stock option activity during the nine-month period ended January 31, 2021, is summarized as follows:

	Shares Under Option	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding - beginning of period	7,309,750	$0.00 - 1.50	$1.18	113 months
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled or expired	–	–	–	–
Outstanding - end of period	7,309,750	$0.00 - 1.50	$1.12	99 months

Exercisable - end of period	6,569,750		$0.92	86 months

The fair value of each option grant is calculated using the following assumptions:

	January 31,	January 31,
	2022	2021
Expected life – years	6	NA
Interest rate	1.58-1.89%	NA
Volatility	72.7%	NA
Dividend yield	-%	–%

Total share-based compensation expense (including stock grants) included in salaries and wages was $396,954 and $44,553 for the nine months ended January 31, 2022 and 2021, respectively. Total share-based compensation expense (including stock grants) included in salaries and wages was $239,915 and $44,553 for the three months ended January 31, 2021 and 2020, respectively. Unamortized share-based compensation expense amounted to $148,510, which is expected to be recognized over the next 10 months as of January 31, 2022.

7. RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2022 and 2021, the Company incurred consulting fees of $122,829 and $214,487 to five separate entities owned by five current shareholders. An additional $108,000 and $74,000 in consulting fees were incurred by the Company from an entity owned by the spouse of the CEO during the nine months ended January 31, 2022 and 2021, respectively. The total related party consulting fees unpaid balance due was $108,000 and $62,693 as of January 31, 2022 and 2021, respectively, and is included in accounts payable in the accompanying consolidated financial statements.

During the three months ended January 31, 2022 and 2021, the Company incurred consulting fees of $53,863 and $62,693 to four separate entities owned by four current shareholders. The total related party consulting fees unpaid balance due was $32,863 and $30,741 as of January 31, 2022 and 2021, respectively, and is included in accounts payable in the accompanying consolidated financial statements.

Two separate related parties are allowing the Company to rent vehicles for a monthly fee of $1,650 and $1,243. For the nine months ended January 31, 2022, the Company paid a total of $14,850 and $11,187. For the three months ended January 31, 2022, the Company paid a total of $4,950 and $3,729. For the nine months ended January 31, 2021, the Company paid a total of $12,875 and $9,690. For the three months ended January 31, 2021, the Company paid a total of $4,950 and $3,729.

8. INCOME TAXES

For the nine months ended January 31, 2022 and 2021, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to net losses and the valuation allowance associated with the net operating loss carryforwards. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at January 31, 2022, management determined that a full valuation allowance against all of the Company’s deferred tax assets at January 31, 2022 was appropriate.

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the period ending January 31, 2022 and 2021:

	January 31, 2022	January 31, 2021
Tax benefit calculated at statutory rate	21.00%	21.00%
Expense not deductible	(0.05)	(0.06)
Changes to valuation allowance	(20.95)	(20.94)
Provision for income taxes	0%	0%

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

11. SUBSEQUENT EVENTS

On March 3, 2022, the Company issued 300,000 shares of stock at $0.15 per share for a total cash amount of $45,000.

On March 15, 2022, the Company issued 180,000 shares of stock at $0.15 per share for a total cash amount of $45,000.

 On April 1, 2022, the Company received $76,000 from an investor and in turn issued a promissory note with an 21% interest rate. This note does not require collateral. Two payments of $1,768 were made during the period ended April 30, 2022.

On April 6, 2022, the Company issued 60,000 shares of stock at $0.25 per share for a total cash amount of $15,000.

On April 12, 2022, the company received $25,000 from another investor and in turn issued a promissory note with an 21% interest rate. This note does not require collateral. No payments were during the period ended April 30, 2022.

On May 12, 2022, Mr. Paul Williams, a member of the Board of Directors of Lux Amber Corp., tendered his resignation as a Board member, and as Vice Chairman and Chief Financial Officer. Mr. Williams will continue to serve the Company for a transition period.

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

BUSINESS AND PLAN OF OPERATION

Lux Amber, Corp., based in Dothan, Alabama, is an international specialty chemical company with many products that are friendly to the environment. The common description is “green chemicals.” The Company has degreed chemists on staff with years of successful experience in the specialty chemical industry. The term “specialty chemicals” is best defined by those chemicals whose formulas allow the chemical compounds to perform a specific function for a class of customers. The Company’s products have been used successfully in a diverse array of applications, including:

•	Chemicals to protect surfaces in asphalt handling equipment

•	Chemicals to control the reproduction of pests

•	Military Chemical, Biological, Radiological, Nuclear, and Explosives (CBRNE) sites

•	Commercial nuclear power plants and nuclear-powered ships

•	Hazardous toxic industrial chemical and toxic industrial material clean-up

The Company’s corporate telephone number is 214-676-5475. The Company’s stock symbol is LXAM.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended January 31, 2022, the primary sources of liquidity were cash flows from financing activities, and in particular, issuance of stock and promissory notes.

As of January 31, 2022, the Company had total assets of $3,150,976 consisting of current assets of $93,829, which included $27,480 in cash, $45,279 in receivables, $16,103 in inventory, $4,967 in prepaid expenses and other current assets, and long-term assets of $2,309,953 in goodwill and other intangibles, $434,110 in fixed assets, $18,270 in other long-term assets, and $294,814 in right of use assets. As of April 30, 2021, the Company had total assets of $3,353,460, consisting of current assets of $112,982 in receivables, $137,211 in inventory, $7,960 in prepaid expenses and other current assets and long-term assets of $2,309,953 in goodwill and other intangibles, and $512,697 in fixed assets and $272,657 in right of use assets.

As of January 31, 2022, the Company had total liabilities totaling $2,974,722 including $2,354,123 in current payables and accrued expenses, $211,442 in related party payables, $21,076 notes payable, $104,752 in Paycheck Protection Program loans, and $283,329 in right of use liabilities. As of April 30, 2021, the Company had total liabilities totaling $2,468,547 including $1,756,156 in accounts payable and accrued expenses, $208,756 in related party payables, $127,624 in notes payable, and $271,259 in lease liabilities, and $104,752 in Paycheck Protection Program loans.

As January 31, 2022, the Company had an accumulated stockholders’ equity of $176,253 and $884,913 at April 30,2021. The decrease is result of the items discussed below.

RESULTS OF OPERATIONS

Comparison of the three and nine-month periods ended January 31, 2022 and January 31, 2021.

Revenues

For the nine-month period ended January 31, 2022, the Company had revenues of $1,112,022, and $816,598 for the same period in 2021. The increase in sales is primarily of an increase in ICS’s sales of approximately $295,424 due to an increase in selling price and new customers. The increase in the cost of goods sold is due to an increase in sales volume.

For the three-month period ended January 31, 2022, the Company had revenues of $248,944, and $130,183 for the same period in 2021. The increase in sales is primarily the result of an increase in ICS’s sales of approximately $118,606 due to an increase in selling price and new customers. The increase in the cost of goods sold is due to an increase in sales volume.

Operating Expenses

For the nine-month period ended January 31, 2022, the Company had total operating expenses of $2,089,921 which included $24,629 in product delivery expenses, $1,944,324 in general and administrative expenses, $11,607 in selling expenses, and $109,362 in depreciation and amortization of assets. For the nine-month period ended January 31, 2021, the Company had total operating expenses of $1,628,240 which included $404,895 in product delivery expenses, $1,038,304 in general and administrative expenses, $70,450 in selling expenses, and $114,591 in depreciation of assets. The increase in operating expenses is primarily related to 1) increase in stock compensation expense; 2) offset by lower selling expenses; 3) lower product delivery costs.

For the three-month period ended January 31, 2022, the Company had total operating expenses of $988,772 which included $15,475 in product delivery expenses, $874,730 in general and administrative expenses, $6,683 in selling expenses, and $91,884 in depreciation and amortization of assets. For the three-month period ended January 31, 2021, the Company had total operating expenses of $188,495 which included $103,629 in product delivery expenses, $10,547 in general and administrative expenses, $34,695 in selling expenses, and $39,624 in depreciation of assets. The increase in operating expenses is primarily related to 1) increase in stock compensation expense; 2) offset by lower selling expenses; 3) lower product delivery costs.

.

GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has limited cash, its current liabilities exceed its current assets as of January 31, 2022 and has incurred reoccurring losses from operations during the nine months ended January 31, 2022. The Company is relying on capital from investors to meet the majority of its operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of its President and Chief Executive Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and President have concluded that, as of such date, its disclosure controls and procedures are not effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated in the Company’s Form 10-K filed on September 30, 2021, the Company’s Principal Executive Officer and President concluded that its internal control over financial reporting was not effective during the 2021 fiscal year.

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

On September 20, 2021, the Company issued 60,000 shares at $0.33 per share for payment of $20,000 of outstanding payables.

On September 20, 2021, the Company issued 300,000 shares at $0.33 per share for a total cash amount of $100,000.

On January 11, 2022, the Company issued 683,020 shares at $0.25 per share for a payment of $235,755 of outstanding payables.

On January 11, 2022, the Company issued 500,000 shares at $0.15 per share for a total cash amount of $105,050.

During the period ending January 31, 2022, the Company received $162,500 total cash proceeds for common stock shares to be issued in March of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of President pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 25, 2022

Lux Amber, Corp.

By:	/s/ E. Thomas Layton
E. Thomas Layton, CEO and Director

By:	/s/ Walton A. Ashwander Jr.
Walton A. Ashwander Jr., President and Director

